Form 10-Q
period 1994-01-28
FLUKE CORP
filed 1994-03-14
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 28, 1994

Commission File No. 1-5590

Fluke Corporation
(Exact name of registrant as specified in its charter)

Washington
(State of incorporation of organization)

91 - 0606624
(I.R.S. Employer Identification No.)

6920 Seaway Boulevard  Everett, Washington             98203
(Address of principal executive offices)             (Zip Code)

(206) 347-6100
(Registrant's telephone number, including area code)


(Former name if changed since last report)

(Former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X        No


As of February 28, 1994, there were 7,894,792 shares of $0.25 par value common stock outstanding.

INDEX
Fluke Corporation

PART I.     FINANCIAL INFORMATION

Item 1     Financial Statements

Consolidated Balance Sheets as of January 28, 1994 and April 30, 1993

Consolidated Statements of Income for the quarter and three quarters ended January 28, 1994 and January 29, 1993

Consolidated Statements of Cash Flows for the three quarters ended January 28, 1994 and January 29, 1993

Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

    (a)    Exhibits

           Exhibit 11 Computation of Earnings Per Share

    (b)    Reports on Form 8-K

SIGNATURES

PART 1.  FINANCIAL INFORMATION

Item 1 - Financial Statements

                         CONSOLIDATED BALANCE SHEETS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares)
                                                Jan. 28, 1994   April 30, 1993
ASSETS
Current Assets
  Cash and cash equivalents                          $ 16,090         $ 24,415
  Accounts receivable, less allowances                 62,287           27,526
  Inventories                                          52,417           47,244
  Deferred income taxes                                10,911            6,686
  Prepaid expenses and other current assets             6,383            5,051
     Total Current Assets                             148,088          110,922

Property, Plant and Equipment
  Land                                                  6,181            6,181
  Buildings                                            46,642           46,434
  Machinery and equipment                              95,210           87,868
  Construction in progress                              2,932            2,317
  Less accumulated depreciation                       (92,294)         (87,709)
     Net Property, Plant and Equipment                 58,671           55,091
Goodwill and Other Intangibles                         25,580              ---
Other Assets                                            5,924            6,074
Total Assets                                         $238,263         $172,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                    $    361              ---
  Accounts payable                                     16,278         $  6,673
  Accrued liabilities                                  32,081           14,107
  Accrued liabilities related to restructuring          2,198            5,414
  Income taxes payable                                    296              307
  Current maturities of long-term obligations              47               57
     Total Current Liabilities                         51,261           26,558

Long-term Obligations                                  18,794               34
Deferred Income Taxes                                   8,287            6,604
Other Liabilities                                       6,262            3,704
     Total Liabilities                                 84,604           36,900

Stockholders' Equity
  Preferred stock                                         ---               20
  Common stock                                          2,202            2,202
  Additional paid-in capital                           81,079           96,072
  Retained earnings                                    94,479           91,856
  Less cost of repurchased and non-vested shares      (20,229)         (54,963)
  Cumulative translation adjustment                    (3,872)             ---
     Total Stockholders' Equity                       153,659          135,187
Total Liabilities and Stockholders' Equity           $238,263         $172,087
Total Shares and Common Share Equivalents
  Outstanding                                       7,894,732        6,880,599


                      CONSOLIDATED STATEMENTS OF INCOME
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares and per share amounts)
                                     QUARTER ENDED       THREE QUARTERS ENDED
                                01/28/94     01/29/93     01/28/94    01/29/93
Revenues                          $87,615     $55,751     $261,856    $187,108
Cost of Goods Sold                 45,106      31,451      135,768     104,536
Gross Margin                       42,509      24,300      126,088      82,572
Operating Expenses
  Marketing and administrative     30,225      17,732       89,082      57,369
  Research and development          8,066       5,479       25,822      17,421
     Total Operating Expenses      38,291      23,211      114,904      74,790
Operating Income                    4,218       1,089       11,184       7,782
Non-Operating Expenses (Income)
  Interest Expense                    427          15        1,241          44
  Other                               (17)       (298)         825      (1,185)
     Total Non-Operating
       Expenses (Income)              410        (283)       2,066      (1,141)

Income Before Income Taxes and
  Cumulative Effect of Changes
  in Accounting Principles          3,808       1,372        9,118       8,923
Provision for Income Taxes          1,428         448        3,419       2,548
Income Before Cumulative
  Effect of Changes in
  Accounting Principles             2,380         924        5,699       6,375
Cumulative Effect of a Change
  in Accounting for Inventory,
  Net of Tax                          ---         ---          ---       2,423
Cumulative Effect of a Change in
  Accounting for Income Taxes         ---         ---          ---       1,479
Net Income                        $ 2,380     $   924     $  5,699    $ 10,277

Per Share Amounts:
Income Before Cumulative Effect
  of Changes in Accounting
  Principles                      $  0.30      $ 0.13     $   0.71    $   0.90
Cumulative Effect of
  Accounting Changes:
  Accounting for inventory            ---         ---          ---        0.34
  Accounting for income taxes         ---         ---          ---        0.21
Earnings Per Share                $  0.30      $ 0.13     $   0.71    $   1.46

Average Shares and Share
  Equivalents Outstanding       8,038,220   7,075,581    8,022,069   7,050,599

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Fluke Corporation and Subsidiaries
unaudited (in thousands)
                                                     THREE QUARTERS ENDED
                                                Jan. 28, 1994    Jan. 29, 1993
Operating Activities
Net Income                                            $ 5,699          $10,277
Items not affecting cash:
  Depreciation and amortization                        12,252            9,045
  Deferred income tax                                     529           (1,500)
  Stock awards                                            294              448
  Loss on disposal of property, plant
     and equipment                                         57                4
Net change in:
  Accounts receivable                                 (36,218)           9,318
  Inventories                                           8,965            1,495
  Prepaid expenses                                      1,234           (1,253)
  Accounts payable                                      9,997           (2,010)
  Accrued liabilities                                   6,617           (4,766)
  Accrued liabilities related to restructuring           (551)          (3,408)
  Accrued pension                                        (871)              31
  Income taxes payable                                     (3)             403
  Other assets and liabilities                         (1,809)            (818)
Net Cash Provided By Operating Activities               6,192           17,266

Investing Activities
Additions to property, plant and equipment             (7,598)          (8,644)
Proceeds from disposal of property, plant
     and equipment                                        190              277
Purchase of Philips test and measurement business     (23,600)             ---
Net Cash Used By Investing Activities                 (31,008)          (8,367)

Financing Activities
Proceeds from short-term debt                           1,751            1,521
Payments on short-term debt                            (1,390)          (2,112)
Proceeds from long-term debt                           43,875              ---
Payments on long-term obligations                     (24,495)            (237)
Cash dividends paid                                    (2,944)          (2,543)
Other financing activities, net                           187              170
Net Cash Provided (Used) By Financing
     Activities                                        16,984           (3,201)

Effect of Foreign Currency Exchange Rates on
     Cash and Cash Equivalents                           (493)             ---

Net Increase (Decrease) In Cash and Cash
     Equivalents                                       (8,325)           5,698
Cash and Cash Equivalents at Beginning of Year         24,415           12,576
Cash and Cash Equivalents at End of Quarter           $16,090          $18,274

Supplemental Cash Flow Information
     Income Taxes Paid                                $ 2,858          $ 2,903
     Interest Paid                                    $ 1,241          $    43

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Fluke Corporation and Subsidiaries

1. The accompanying unaudited Consolidated Financial Statements do not purport to be full presentations and do not include all information and disclosures required for fair presentation by generally accepted accounting principles, but rather include only that information required by the instructions to Form 10-Q. However, in the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Consolidated Balance Sheets of the Company at January 28, 1994 and April 30, 1993 and the Consolidated Statements of Income and the Statements of Cash Flows for the quarter and three quarters ended January 28, 1994 and January 29, 1993. The periods ending January 29, 1993 have been restated to reflect the Company's new fiscal year end.

2. The results of operations for the quarter and three quarters ended January 28, 1994 and January 29, 1993 are not necessarily indicative of the results to be expected for the full year.

3. The Company paid a $0.13 per share quarterly cash dividend on November 19, 1993 to stockholders of record as of October 29, 1993. On January 10, 1994, the Company's Board of Directors declared a $0.13 per share quarterly cash dividend for stockholders of record as of January 28, 1994 to be paid on February 18, 1994.

4.  The components of inventories are as follows:

(in thousands)
                                              Jan. 28, 1994     April 30, 1993
     Finished Goods                                 $17,318            $17,678
     Work-in-Process                                 10,374             11,735
     Purchased Parts and Materials                   24,725             17,831
     Total Inventories                              $52,417            $47,244

5.  Purchase of Philips T&M Business

On May 26, 1993 the Company completed the acquisition of the test and measurement business of Philips Electronics N.V. of the Netherlands (Philips) with an effective date of May 1, 1993. Since 1987, the Company and Philips previously had a strategic marketing alliance pursuant to which Philips sold the Company's products in Europe and other selected markets and the Company sold Philips' products in the United States and other selected markets.

As the alliance evolved, it became evident to both companies that the best way to leverage the talents of each company was to merge the businesses and operate under one management. This led to the Company's purchase of the Philips test and measurement business.

The purchase price for the Philips test and measurement business was $43.0 million in cash and stock. The cash portion was financed with the Company's cash and utilization of a portion of its $30.0 million line of credit obtained specifically to finance the acquisition. The stock component consisted of one million shares of the Company's Common Stock, which were issued from repurchased shares. The Series A Convertible Preferred Stock that Philips owned was converted to common shares at the rate stated in the preferred stock agreement, or 538,144 shares of Common Stock. After the transaction, Philips owns 1,538,144 shares of the Company's Common Stock or approximately 19.5 percent of the shares outstanding. There are restrictions on Philips' ability to sell the shares, and the Company has the option to buy the shares before they can be offered for sale to a third party.

The Company acquired manufacturing operations in the Netherlands, engineering groups in the Netherlands and Germany and sales and service operations in fourteen European countries. The headquarters of the Company's Diagnostic Tools Division is in Almelo, the Netherlands. The division is responsible for Scopemeter (registered trademark) test tools, oscilloscope, function generator and logic analyzer product lines. The European sales and service headquarters is located in Eindhoven, the Netherlands. The acquisition added approximately $125 million in annual worldwide revenues and approximately 900 people in Europe.

The components of the purchase price were as follows:

(in thousands)
One million shares of the Company's Common Stock,
     at a fair value of $19.40 per share                               $19,400
Net cash paid for purchase                                              23,600
Purchase price                                                          43,000

Acquisition costs                                                        9,000

Purchase price and related acquisition costs                           $52,000

The allocation of the purchase price is as follows:

Inventory                                                              $24,472
Prepaid expenses                                                         2,711
Plant, machinery and equipment                                           7,253
Intangible assets                                                        7,700
Other accrued expenses                                                  (4,863)
Deferred tax liabilities                                                (1,815)
Deferred tax assets
     Gross value                                               28,000
     less:  valuation reserve                                 (23,000)
     Net value                                                           5,000
Goodwill                                                                18,739
Less liabilities assumed                                                (7,197)

Purchase price and related acquisition costs                           $52,000


6.  Translation of Foreign Currency

The Company accounts for its foreign operations under Statement of Financial Accounting Standards No. 52. The functional currency of the acquired European operations is the local currency of each country. Therefore, translation gains and losses for these operations and the long-term portion of the domestic intercompany accounts are recorded in a stockholders' equity account, "Cumulative Translation Adjustment."
For the nine months ended January 28, 1994, these losses and adjustments aggregated $3,872,000.

7.  Goodwill and Intangibles

Goodwill represents excess of the purchase price over the fair market value of the net assets acquired in the purchase of the Philips test and measurement business. The goodwill is being amortized on a straight line basis over 20 years.

Intangible assets are amortized over their expected useful lives. The intangible assets acquired in the purchase of the Philips test and measurement business are being amortized on a straight line basis over 5 years.

Item 2      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                 Fluke Corporation and Subsidiaries

In 1993, the Company changed the ending of its fiscal year from the last Friday in September to the last Friday in April. The quarter ended January 29, 1993 is restated from the reported financial statements of fiscal year 1993 to reflect a comparable quarter. In May 1993, the Company completed the acquisition of the test and measurement business of Philips Electronics N.V. of the Netherlands (Philips). The acquisition, which was expected to add approximately $125 million to the Company's annual revenues, had a significant impact on the quarter ended January 28, 1994. Prior to the acquisition, the Company had a strategic alliance with Philips whereby Philips sold the Company's products in Europe and other selected markets and the Company sold Philips' products in the United States and other selected markets.

RESULTS OF OPERATIONS

Revenues of $87.6 million for the quarter ended January 28, 1994 were 57 percent greater than the revenues of $55.8 million in the quarter ended January 29, 1993. International revenues increased 160 percent in the quarter ended January 28, 1994 over the quarter ended January 29, 1993. The primary increase in international revenues occurred in Europe where revenues increased over 300 percent resulting from the acquisition. Revenues in the United States for the quarter ended January 28, 1994 increased 4 percent over the quarter ended January 29, 1993 due primarily to the impact of new products. For the three quarters ended January 28, 1994, revenues were $261.9 million compared to $187.1 million for the previous year and represent a 40 percent increase. European revenues were up almost 300 percent while revenues in the United States were down 1.3 percent compared to the three quarters ended January 29, 1993.

Orders for the first three quarters of fiscal 1994 increased 50 percent to $262.8 million from the $174.9 million booked during the same period of 1993. The 1994 European orders and revenues reflect the impact of the Philips acquisition completed at the beginning of the current fiscal year. On a combined-company basis, the $35.6 million in European orders reported for the 1994 third quarter represented an 11 percent decline over the approximately $40 million booked for the like period a year ago. For the three quarters ended January 28, 1994, European orders were $98.7 million, down 19 percent from the approximately $121.5 million booked for the similar period a year ago. The 1993 figures are based on estimates supplied to Fluke by Philips.

Cost of goods sold as a percentage of revenues declined from 56 percent in the quarter and three quarters ended January 29, 1993 to 52 percent in the quarter and three quarters ended January 28, 1994. The decline is primarily a result of the Company's manufacturing for itself the former Philips products instead of purchasing and reselling them, as it did under the alliance. The additional margin resulting from selling direct to the European market instead of selling to Philips also contributed to this improvement.

Operating expenses increased 65 percent in the quarter and 54 percent for the three quarter period ended January 28, 1994 over the same periods ended January 29, 1993. Marketing and administrative expense increased 71 percent for the quarter and 55 percent for the three quarters ended January 28, 1994. Research and development expense increased 47 percent for the quarter and 48 percent for the three quarters ended January 28, 1994. The additional expense of the marketing and research and development departments associated with the acquired product lines contributed to the increase as did the expenses of the acquired sales organization in Europe.

Non operating income (expense) consists of interest expense and income, amortization of goodwill, translation gains and losses and other items. Interest expense increased in the quarter and three quarters ended January 28, 1994 as a result of borrowing to finance the acquisition and the working capital requirements of the new operations. Amortization expense of $570,000 for the quarter was offset by translation gains, interest income and other miscellaneous gains. Amortization expense of $1.7 million for the three quarter period was offset to a lesser degree by the same items.

The annual effective tax rate for the quarter and three quarters ended January 28, 1994 was 37.5 percent. In the quarter and three quarters ended January 29, 1993, the effective annual tax rate was 28.2 percent. The increase in the tax rate was due to the addition of the operations in Europe where higher tax rates exist and where the losses in certain countries do not generate any tax benefits. The non-deductibility of goodwill also contributes to the increase in the effective tax rate.

Net income for the third quarter 1994 was $2.4 million with earnings per share of 30 cents. These figures were up 157 percent and 131 percent, over the very weak fiscal 1993 third quarter results of $924,000 in net income and earnings per share of 13 cents. For the three quarters ended January 28, 1994, net income was $5.7 million, down 44 percent from the $10.3 million for the same period a year ago. The fiscal 1993 figures included a one-time gain of $3.9 million resulting from the cumulative effect of accounting changes taken in the second quarter of fiscal 1993. Effective September 26, 1992, the Company adopted Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." The cumulative effect of adopting the statement was a positive adjustment to income of $1.5 million. The Company also changed the method used in applying overhead costs to inventory. Effective September 26, 1992, the Company began applying overhead costs related to the procurement process to inventory at the time of receipt of inventory. Previously these costs were applied during the manufacturing process. The cumulative effect of this change was a positive adjustment to income of $2.4 million, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

In May 1993, the Company completed the acquisition of Philips and made a cash payment of $34 million pursuant to the purchase agreement. The final purchase price was calculated on the basis of the final asset value of the business acquired. The audited value of the assets upon closing was significantly lower than was estimated in the agreement and Philips paid the Company the difference of $10.8 million plus interest. The final purchase price was $43.0 million, consisting of one million shares of stock, valued at $19.4 million, and $34.6 million in cash.

The Company also incurred debt to finance the working capital of the new European operations. The original debt of approximately $30.0 million has been reduced to $18.8 million as of January 28, 1994 and is expected to decline gradually through the next fiscal year. The Company expects to meet its working capital and capital expenditure requirements in the foreseeable future with cash generated through operations. The Company is in compliance with all the covenants of its loan agreements.

The addition of the European operations has increased the level of risk that the Company faces in fluctuations of foreign currency rates. The Company has in place a currency hedging policy to mitigate these risks. However, the weakening currencies in Europe vis-a-vis the U.S. dollar had a negative impact on the operating results of the Company during this fiscal year (see Note 6 of the Consolidated Financial Statements).

The Company made capital purchases of $2.9 million in the quarter and $7.6 million in the three quarters ended January 28, 1994.

PART II.  OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

    (a)    Exhibits

           Exhibit 11 - Computation of Earnings Per Share

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES
                      Fluke Corporation and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FLUKE CORPORATION
                                  Registrant

         March 11, 1994                      /s/John R. Smith
              Date                              John R. Smith
                                          Vice President, Treasurer