Form 10-Q/A
period 1994-01-28
FLUKE CORP
filed 1994-04-08
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-Q/A

Amended Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands)
                                                     THREE QUARTERS ENDED
                                                Jan. 28, 1994    Jan. 29, 1993
Operating Activities
Net Income                                            $ 5,699          $10,277
Items not affecting cash:
  Depreciation and amortization                        12,252            9,045
  Deferred income tax                                     529           (1,500)
  Stock awards                                            294              448
  Loss on disposal of property, plant
     and equipment                                         57                4
Net change in:
  Accounts receivable                                 (36,218)           9,318
  Inventories                                           8,965            1,495
  Prepaid expenses                                      1,234           (1,253)
  Accounts payable                                      9,997           (2,010)
  Accrued liabilities                                   6,617           (4,766)
  Accrued liabilities related to restructuring           (551)          (3,408)
  Accrued pension                                        (871)              31
  Income taxes payable                                     (3)             403
  Other assets and liabilities                         (3,009)            (818)
Net Cash Provided By Operating Activities                4992           17,266

Investing Activities
Additions to property, plant and equipment             (7,598)          (8,644)
Proceeds from disposal of property, plant
     and equipment                                        190              277
Purchase of Philips test and measurement business     (22,400)             ---
Net Cash Used By Investing Activities                 (29,808)          (8,367)

Financing Activities
Proceeds from short-term debt                           1,751            1,521
Payments on short-term debt                            (1,390)          (2,112)
Proceeds from long-term debt                           43,875              ---
Payments on long-term obligations                     (24,495)            (237)
Cash dividends paid                                    (2,944)          (2,543)
Other financing activities, net                           187              170
Net Cash Provided (Used) By Financing
     Activities                                        16,984           (3,201)

Effect of Foreign Currency Exchange Rates on
     Cash and Cash Equivalents                           (493)             ---

Net Increase (Decrease) In Cash and Cash
     Equivalents                                       (8,325)           5,698
Cash and Cash Equivalents at Beginning of Year         24,415           12,576
Cash and Cash Equivalents at End of Quarter           $16,090          $18,274

Supplemental Cash Flow Information
     Income Taxes Paid                                $ 2,858          $ 2,903
     Interest Paid                                    $ 1,241          $    43

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

The purchase price for the Philips test and measurement business is approximately $41.8 million in cash and stock. The final purchase price adjustments will be made at the end of the 1994 fiscal year. The cash portion was financed with the Company's cash and utilization of a portion of its $30.0 million line of credit obtained specifically to finance the acquisition. The stock component consisted of one million shares of the Company's Common Stock, which were issued from repurchased shares. The Series A Convertible Preferred Stock that Philips owned was converted to common shares at the rate stated in the preferred stock agreement, or 538,144 shares of Common Stock. After the transaction, Philips owns 1,538,144 shares of the Company's Common Stock or approximately 19.5 percent of the shares outstanding. There are restrictions on Philips' ability to sell the shares, and the Company has the option to buy the shares before they can be offered for sale to a third party.

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

The components of the estimated purchase price based upon a revised estimate of the effects of purchase price adjustments are as follows:

(in thousands)
One million shares of the Company's Common Stock,
     at a fair value of $19.40 per share                               $19,400
Net cash paid for purchase                                              22,400
Purchase price                                                          41,800

Acquisition costs                                                        9,000

Purchase price and related acquisition costs                           $50,800

The allocation of the purchase price is as follows:

Inventory                                                              $24,500
Prepaid expenses                                                         2,700
Plant, machinery and equipment                                           7,300
Intangible assets                                                        7,700
Other accrued expenses                                                  (7,000)
Deferred tax liabilities                                                (1,800)
Deferred tax assets
     Gross value                                               23,000
     less:  valuation reserve                                 (18,000)
     Net value                                                           5,000
Goodwill                                                                19,600
Less liabilities assumed                                                (7,200)

Purchase price and related acquisition costs                           $50,800


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

Intangible assets are amortized over their expected useful lives. The intangible assets acquired in the purchase of the Philips test and measurement business are being amortized on a straight line basis over five years.

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

LIQUIDITY AND CAPITAL RESOURCES

In May 1993, the Company completed the acquisition of Philips and made an initial cash payment of $33.8 million and issued one million shares of common stock pursuant to the purchase agreement. The final purchase price and related acquisition costs will be established on the basis of the asset value of the business acquired plus or minus any other related adjustments which will be finalized at the end of fiscal 1994. Net adjustments to the purchase price which have been refunded by Philips per the purchase agreement have decreased the cash paid by $11.4 million. The estimated purchase price currently is $41.8 million, consisting of one million shares of stock, valued at $19.4 million, and $22.4 million in cash.

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

                                  SIGNATURES
                      Fluke Corporation and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FLUKE CORPORATION
                                  Registrant

          April 7, 1994                      /s/John R. Smith
              Date                              John R. Smith
                                          Vice President, Treasurer