Form 10-K
period 1994-04-29
FLUKE CORP
filed 1994-07-27
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.    20549

                              FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended April 29, 1994.

Commission file no. 1-5590

Fluke Corporation
(Exact name of registrant as specified in its charter)

Washington
(State of incorporation or organization)

91 - 0606624
(I.R.S. Employer Identification No.)

6920 Seaway Boulevard Everett, Washington  98203
(Address of principal executive offices)

(206)  347 - 6100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class            Name of each exchange on which registered

Common Stock, par value $.25           American Stock Exchange and
                                       Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes     X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

As of July 8, 1994, there were 7,749,860 shares of $0.25 par value common stock outstanding and the aggregate market value of the common shares (based upon the closing price of the shares on the American Stock Exchange) held by nonaffiliates was approximately $141 million.

Documents Incorporated By Reference

The following documents are incorporated by reference in the listed parts of this Annual Report on Form 10-K:

Document                                                        Part of 10-K

1.  Annual Report to Stockholders for the year ended
    April 29, 1994 (only the portions listed in this report)  Parts I and II

2.  Proxy Statement dated August 5, 1994 (only the portions listed
    in this report)                                                 Part III


PART I

ITEM 1 - BUSINESS

Fluke Corporation (the Company) was founded in 1948 and was incorporated under the laws of the State of Washington on October 7, 1953. In August, 1993, the Company changed its name from John Fluke Mfg. Co., Inc. to Fluke Corporation. The Company is engaged in the design, manufacture and sale of commercial electronic test and measurement instruments with a focus on the new and growing markets for compact, professional electronic test tools. The Company's products are used in service, manufacturing test and quality functions in a variety of industries throughout the world.

On May 26, 1993, with an effective date of May 1, 1993, the Company acquired the test and measurement business of Philips Electronics N.V. (Philips) of Eindhoven, the Netherlands. Since 1987, the Company and Philips had a strategic alliance pursuant to which the Company sold, supported and serviced the Philips test and measurement products in North America and other selected markets, and Philips did the same for the Company's products in Europe and other selected markets.

The Company acquired engineering groups in the Netherlands and Germany as well as manufacturing operations in the Netherlands which now make up the Diagnostic Tools Division of the Company which is headquartered in Almelo, the Netherlands. The division is responsible for ScopeMeter (registered trademark) test tools, oscilloscope, function generator and logic analyzer product lines. The Company also acquired direct sales and service operations in fourteen European countries with the European sales and service headquarters located in Eindhoven, the Netherlands.

The Company paid for this acquisition with one million shares of the Company's common stock and $22.4 million in cash. As part of the transaction, Philips also converted the preferred stock that they had previously purchased as part of the alliance into 538,144 shares of common stock at the rate established in the original preferred stock agreement. After the transaction, Philips owned 1,538,144 shares of common stock or approximately 19.5% of the shares outstanding. There are restrictions on Philips' ability to sell the shares, and the Company has the option to purchase the shares before they can be offered to a third party.

PRODUCTS AND SERVICES

The Company is in a single line of business- the manufacture and sale of compact, professional electronic test tools. Although the products vary in capability, sophistication, use, size and price, they all fundamentally test and measure electrical parameters. The Company is focusing its resources on the professional electronic test tools portion of the electronic instrument market because of the increasing electronic content of products outside the traditional test lab environment and the rapidly increasing demand for more compact tools that can be used at the point of service by technicians who have a wide variety of technical backgrounds. The overall test and measurement (T&M) market is forecast to be approximately $8.0 billion in size in 1994, according to industry analysts, and has actually declined in each of the past three years. This decline, most significantly impacting the more traditional T&M product categories, occurred for a number of reasons which include among others the increased utilization of computer-aided design and engineering workstations which eliminated the need for certain T&M equipment, the utilization of self-test in many instruments made possible through the use of new microprocessors, and the economic impact of the slowdown in the defense industries.

The major categories of the Company's products are described below:

Handheld Digital Multimeters measure the magnitude of voltage, resistance, current and other electrical parameters. These tools are also sold in versions which are modified to fit specific service applications such as the automotive field, where a full set of automotive measurement functions including rpm, frequency, duty cycle and pulse width are added. These meters are designed to be used by technicians to troubleshoot and service electrical and electronic equipment. Numerous accessories are also available to maximize the utility of these tools for various applications.

Service tools designed specifically for the electrical market include power harmonics meters which measure the power quality in industrial applications, clamp meters which measure electrical current and digital multimeters which are modified for the specific needs of the electrical market.

ScopeMeter test tools offer the capabilities of an oscilloscope to measure the time and amplitude properties of electrical signals such as voltage, current and power, as well as the ability of a digital multimeter to measure the magnitude of voltage, resistance, current and other electrical parameters. This handheld tool is designed for use in "away from the bench" service environments in the electronic, electrical and automotive areas.

Calibrators and Standards are precise adjustable or programmable sources of voltage, current or resistance. The precision outputs of these instruments are used in the calibration of other electronic equipment, as the stimulus for equipment under test and as secondary standards in laboratories of research, industry and aerospace facilities.

Data Loggers and Data Acquisition Systems scan a predetermined number of inputs representing voltage, temperature, flow, pressure and many other varying phenomena and convert each input (channel) to a digital value which can be displayed on the instrument, sent by hard wire or by radio signal to a printer, video terminal or personal computer for analysis. Data loggers and the more sophisticated systems with compatible application-specific software packages are used in production testing, field research, laboratories and in a variety of industrial production processes where data accumulation and control are required.

Oscilloscopes measure the time and amplitude properties of electrical signals such as voltage, current and power. They are used for a detailed study of just one signal or for comparing an incoming signal with a stored reference. The oscilloscope is a tool used in complicated service repair and for the development and testing of electronic circuits and systems.

LAN testers are portable troubleshooting tools for computer network cable installers and local area network computer managers. These tools include a series of cable testers for insuring the proper installation of network cabling as well as troubleshooting tools which can detect problems in both Token Ring and Ethernet computer networks.

The Company, through its customer service and support organization, provides support and maintenance service and parts for products that the Company sells. In geographic areas where the Company does not have direct operations, authorized representatives often provide such service.

NEW PRODUCTS

Fluke added five new products in its line of Local Area Network (LAN) troubleshooting tools in fiscal 1994. Fluke LAN products are designed to help both LAN managers and LAN cable installers locate and diagnose problems in their networks and cabling quickly and easily.

To help LAN managers keep their networks up and running, Fluke introduced the 672 LANMeter (registered trademark) test tool, a Token Ring version of its 670 Ethernet LANMeter, and the 675 LANMeter, a combination version for both Ethernet and Token Ring. All three of these products are used to test and troubleshoot a vast array of LAN problems.

Designed specifically for problems facing network cable installers, Fluke introduced the 610 LAN CableMapper (registered trademark), which can identify major faults in the cabling and verify if the wiring in a network is properly terminated; the new 620 CableMeter (registered trademark), which allows cable installers to position cable properly without using a remote unit at the other end of the cable, thus enabling installers to work alone rather than in pairs; and the 652 LAN CableMeter, which includes all the features of the Fluke 650 CableMeter (introduced in fiscal year 1993), plus adds a backlit screen and a measurement range of 20 megahertz.

The Fluke 2625A/WL Wireless Logger (registered trademark) is a 21-channel wireless data logger designed to be set up and used in locations once considered too remote, inaccessible or environmentally hostile for a real time monitoring system. Using spread spectrum technology, the Wireless Logger is capable of collecting and transmitting data back to a PC from up to 800 feet away and could be used in such industries as electric utilities/generating stations, automotive and process industries, as well as a variety of manufacturing facilities.

Three new products introduced by Fluke in fiscal 1994 were developed specifically for applications in the electrical market. The Models 40 and 41 Power Harmonics Meters were designed for plant electricians, electrical contractors, facilities managers and others who need to manage and troubleshoot power distribution problems, diagnose the effects of harmonic problems and take preventive or corrective action. The low-cost Model 30 Clamp Meter is designed to complement the Fluke Models 31 and 33 Clamp Meters by providing basic average sensing ac measurements capabilities.

The new PM 3384E CombiScope (registered trademark) oscilloscope was developed specifically for use in research, manufacturing test and product verification for diesel and combustion engine monitoring. The PM 3384E is based on the general purpose line of Fluke CombiScopes with modifications that make it ideal for the growing diesel and turbine engine marketplace.

The 80T-IR Infrared Temperature Probe can make noncontact temperature measurements using a digital multimeter. This is ideal for situations where the object is electrically live, moving, hard to reach or can be contaminated by touch.

SALES AND DISTRIBUTION

The Company utilizes three main sales channels - direct sales, distribution sales and representative organizations - to match the needs of the customer. Direct sales is utilized where the needs of the customer require direct contact and support of an account manager and generally involve the sale of the more technically complex products. The direct sales force is also somewhat involved in creating the market in some regions of the world for the products which are sold through distribution and representative organizations.

Distribution sales are generally utilized for the Company's less expensive, handheld tools where the customers do not need specific application instruction and support or are accustomed to using a distributor to serve their needs. Distributors, including electrical wholesalers, automotive warehouses, industrial distributors and catalog houses, buy directly from the Company and resell to a variety of end-users.

Representative organizations are utilized where particular expertise is more closely aligned with the customers' requirements of certain targeted markets such as in the LAN field or where the Company does not have a direct sales organization.

The Company has direct sales and service organizations in the United States, Canada, Japan, Singapore fourteen countries in Europe and a representative office in the People's Republic of China. The Company is represented throughout the remainder of the world by representative organizations. Overall, international sales accounted for approximately 53 percent of all sales made during fiscal 1994.

SUPPLIERS

Most of the raw materials and components used by the Company in its manufacturing operation are available from numerous sources. Those products only available from sole sources are generally protected by long-term contracts with suppliers. Fluke's efforts to partner with suppliers has helped to assure a continuity of supply even during difficult allocation times.

PATENTS AND TRADEMARKS

The Company holds or has pending certain United States and foreign patents to protect product designs, processes and techniques for the duration of their value to the Company. No significant patents have been adjudicated and no representation is made as to the validity or the degree of protection afforded by any patent. While the Company considers its existing and pending patents to be important and expects to apply for patents with respect to any significant developments it regards as patentable, it does not consider its business as dependent to any material extent upon any one or more of such patents, nor would its present business be materially adversely affected if any of the patents were held invalid. The Company also owns trademarks, copyrights and proprietary information, which are considered by the Company to have significant value.

SEASONAL TRENDS AND WORKING CAPITAL REQUIREMENTS

While the Company is subject to minor seasonality effects associated with conducting business in various regions of the world, the impact of these seasonal trends is immaterial to the Company as a whole. The Company does not have any extraordinary working capital requirements.

CUSTOMERS

The Company's customers are generally involved in the installation, service, repair or calibration of electronic or electrical equipment. They are also involved in research and development activities.

No one customer accounted for more than 10 percent of the Company's sales in fiscal year 1994.

BACKLOG

The Company's backlog of unfilled orders amounted to approximately $37.0 million as of April 29, 1994, approximately $32.0 million as of April 30, 1993 and approximately $35.6 million as of September 25, 1992. The Company expects to satisfy nearly all such unfilled orders in fiscal 1995. The backlog consists of many different customer orders with no one customer being a material component. The Company does not believe the level of backlog is a meaningful indicator of future business.

COMPETITION

The principal means of competition include price, performance, service and warranty. Although no single element clearly dominates, the Company's products are often preferred because they typically combine unique and desired features with superior quality, reliability and ruggedness. There are numerous firms engaged in the production of electronic test and measurement products, and the primary competing firms vary significantly among the Company's various product lines. Some of these firms are substantially larger than the Company and, as such, have greater financial resources.

RESEARCH AND DEVELOPMENT

The Company's research activities are directed toward the development of new products that will complement and expand the present product line and toward the creation of new manufacturing techniques. Research and development expense was approximately $35.0 million for the year ended April 29, 1994 which was 9.8 percent of the Company's fiscal 1994 revenues. Research and development expense was $13.7 million for the seven months ended April 30, 1993, $22.5 million for fiscal year ended September 1992 and $22.1 million for fiscal 1991 which were 10.3, 8.3 and 9.2 percent of the Company's total revenues, respectively. No research contracts are obtained from customers, nor does the Company conduct any research work under government development contracts.

ENVIRONMENTAL CONTROLS

The Company does not anticipate any material effects upon its capital expenditures, earnings or competitive position as a result of compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

EMPLOYEES

The Company had 2,583 full-time employees as of April 29, 1994.

FOREIGN OPERATIONS AND EXPORT SALES

Information related to foreign operations and export sales is incorporated herein by reference to Note 11 of the Consolidated Financial Statements on page 42 of the Company's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

The increase in revenues from outside of the United States has added some complexity and risk to the Company. These risks include increased exposure to the risk of foreign currency fluctuations and the potential economic and political impacts from doing business in foreign countries, including changes in labor and tax laws, import and export controls and changes in governmental policies.


EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers, who serve at the pleasure of the Board of Directors of the Company, as of July 9, 1994, are as follows:

WILLIAM G. PARZYBOK, JR. Mr. Parzybok, age 52, has been Chairman of the Board, Chief Executive Officer and a Director of the Company since 1991. He previously had been employed for 22 years by The Hewlett-Packard Company where his most recent position was Vice President and General Manager of Engineering Applications Group from 1988 to 1991. Mr. Parzybok serves on the Executive Committee of the Board. He is also a Director of PENWEST, Ltd.

GEORGE M. WINN. Mr. Winn, age 50, has been President, Chief Operating Officer and a Director of the Company since 1982. He previously served as Chief Executive Officer of the Company from 1987 to 1991. Mr. Winn serves on the Executive Committee of the Board. He is also a Director of Heart Technology, Inc.

RICHARD W. VAN SAUN. Mr. Van Saun, age 57, is Senior Vice President of the Company and was named Group Manager of the Diagnostic Tools Division in 1992. He served as Vice President and Group Manager of the Service Equipment Group from 1986 to 1992.

RONALD R. WAMBOLT. Mr. Wambolt, age 59, is a Senior Vice President of the Company and Director of Worldwide Sales and Service. He previously served as Senior Vice President and Director of Worldwide Sales from 1987 to 1991.

DONALD R. HALL. Mr. Hall, age 64, has been a Vice President of the Company and General Manager of the Service Tools Division since 1992. He previously served as Director of Marketing for the Service Equipment Group from 1989 to 1992.

WILLIAM R. HOFFMAN. Mr. Hoffman, age 58, is Vice President of the Company and Manager of Corporate Services. He is also a General Manager of Calibration for the Verification Tools Division. He previously served as Vice President of Marketing Services and the Philips T&M Group from 1991 to 1992 and as Vice President of the Company and Group Manager of the Philips T&M Group from 1987 to 1991.

DAVID E. KATRI. Mr. Katri, age 44, has been a Vice President of the Company and General Manager of the Verification Tools Division since 1992. He previously served as Vice President of the Company and Group Manager of the Manufacturing/R&D Group from 1991 to 1992 and as Group Manager of the Manufacturing/R&D Group from 1988 to 1990.

DOUGLAS G. MCKNIGHT. Mr. McKnight, age 45, has served as Vice President, General Counsel of the Company since 1986 and as Corporate Secretary since 1983.

BARRY L. ROWAN. Mr. Rowan, age 37, has been Vice President and Chief Financial Officer of the Company since 1992. He previously had been employed by Comlinear Corporation where he served as President from 1989 to 1992 and, prior to that, as Vice President of Finance and Administration from 1983 to 1989.

JOHN R. SMITH. Mr. Smith, age 53, has been Vice President, Treasurer of the Company since 1987.

ITEM 2 - PROPERTIES

Pertinent information concerning principal properties of the Company and its subsidiaries as of April 29, 1994 is as follows:
LOCATION                     TYPE OF FACILITY

OWNED PROPERTIES
Location                     Type of Use                     Acreage (Land)/
                                                      Sq. Footage (Building)

Everett, WA                  Principal executive offices,     139.00 acres /
                             engineering, manufacturing      480,000 sq. ft.
                             and marketing

Everett, WA                  Manufacturing, warehousing        17.35 acres /
                                                             200,000 sq. ft.

Everett, WA                  Service, distribution,
                             warehousing                        8.20 acres /
                                                             102,600 sq. ft.

Paramus, NJ                 Sales and service                   1.50 acres /
                                                              25,000 sq. ft.

Palatine, IL                 Sales and service                  4.80 acres /
                                                              27,000 sq. ft.

SIGNIFICANT LEASED PROPERTIES

Location                     Type of Use                     Acreage (Land)/
                                                      Sq. Footage (Building)

Almelo, The Netherlands      Engineering,                    138,400 sq. ft.
                             manufacturing and
                             marketing

Eindhoven, The Netherlands   European headquarters            17,600 sq. ft.
                             for sales and service

Herleen, The Netherlands     Manufacturing                    35,300 sq. ft.


The Company has approximately 222,000 square feet of additional leased facilities throughout the world which are utilized for sales and service.

The Company believes that its existing facilities are in good condition and are suitable and adequate for its business. The manufacturing facilities are fully utilized on a one-shift basis and, in most cases, partially utilized on a second- and third-shift basis. Most of the manufacturing and testing equipment, fixtures and furnishings are owned by the Company and are considered by the Company to be modern, efficient and adequate for the Company's immediate requirements. Most of the electronic data processing equipment used for sales analysis, inventory and production control is leased.

The facilities owned by the Company in Everett, Washington and the leased properties in Almelo, Eindhoven and Heerlen, The Netherlands involve significant investments. These properties could be duplicated, if necessary, with some disruption to operations. The other facilities are not considered material investments and could be replaced without significant disruption to operations. All facilities owned by the Company are insured at their estimated replacement cost.

ITEM 3 - LEGAL PROCEEDINGS

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information required by this Item is incorporated herein by reference to Stock Price Information on page 48 of the Company's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to the Financial Summary on pages 46 and 47 of the Company's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 22 through 26 of the Company's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 27 through 43 and the Selected Quarterly Financial Data (unaudited) on page 48 of the Company's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10 - DIRECTORS OF THE REGISTRANT

The information required by this Item relating to Directors is incorporated herein by reference to pages 5 through 7 and pages 16 through 17 of the Company's proxy statement dated August 5, 1994, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to pages 8 through 15 of the Company's proxy statement dated August 5, 1994, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to pages 3 and 4 of the Company's proxy statement dated August 5, 1994, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to page 12 of the Company's proxy statement dated August 5, 1994, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)    Financial Statements of the Company

The following financial statements of Fluke Corporation and Subsidiaries are incorporated herein by reference to pages 27 through 43 of the Company's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

1. Consolidated Balance Sheets as of April 29, 1994, April 30, 1993 and September 25, 1992.
2. Consolidated Statements of Income for the year ended April 29, 1994, the seven months ended April 30, 1993 and for each of the two years in the period ended September 25, 1992.
3. Consolidated Statements of Cash Flows for the year ended April 29, 1994, the seven months ended April 30, 1993 and for each of the two years in the period ended September 25, 1992.
4. Consolidated Statements of Stockholders' Equity for the year ended April 29, 1994, the seven months ended April 30, 1993 and for each of the two years in the period ended September 25, 1992.
5.  Notes to Consolidated Financial Statements.

  (a)(2)     Financial Statement Schedules

The following additional information should be read in conjunction with the Consolidated Financial Statements of the Company described in Item 14(a)(1):

Schedule V               Property, Plant and Equipment
Schedule VI              Accumulated Depreciation, Depletion and
                            Amortization of Property, Plant and Equipment
Schedule VIII            Valuation and Qualifying Accounts
Schedule IX              Short-term Borrowings
Schedule X               Supplementary Income Statement Information

Schedules other than those listed above are omitted because they are not required or are not applicable, or because the information is furnished elsewhere in the financial statements or the notes thereto.

  (a)(3) Index to Exhibits

Exhibit                                                         Page No.
No.     Exhibit                                               Sequential
                                                        Numbering System

3.      Articles of Incorporation and Bylaws.

3.1     Restated copy of Articles of
Incorporation as amended on August 11, 1993.

3.2     Conformed Copy of Bylaws as amended
through November 12, 1992 (incorporated by reference to Exhibit 3.2 to the Company's Form
10-K Report for Fiscal Year ended September 25,
1992).

4.      Instruments Defining the Rights of
Security Holders, Including Indentures.

4.1     Stockholders Rights Plan (incorporated
by reference to the Company's Form 8A Report dated July 11, 1988), the First Amendment to the
Stockholders Rights Plan (incorporated by reference to the Company's Form 8A Report dated
May 2, 1989) and the Second Amendment to the
Stockholders Rights Plan (incorporated by reference to the Company's Form 8A report dated
February 15, 1990).

10.     Material Contracts.

10.1    1990 Stock Incentive Plan of the Company
(incorporated by reference to Exhibit 10.11 of the Company's Form 10-K Report for the Fiscal
Year ended September 27, 1991).

10.2    Stock Option Plan for Outside Directors
(incorporated by reference to Exhibit 10.12 of the Company's Form 10-K Report for the Fiscal
Year ended September 27, 1991).

10.3    Employment Agreement dated September 5,
1991 between the Company and William G.
Parzybok, Jr. (incorporated by reference to Exhibit 10.7 of the Company's Form 10-K Report for the Fiscal Year ended September 27, 1992).

10.4    Employment Agreement dated September 5,
1991 between the Company and George M. Winn
(incorporated by reference to Exhibit 10.8 of the Company's Form 10-K Report for the Fiscal
Year ended September 27, 1992).

10.5    Employment Agreement dated September 5,
1991 between the Company and Ronald R. Wambolt
(incorporated by reference to Exhibit 10.9 of the Company's Form 10-K Report for the Fiscal
Year ended September 27, 1992).

10.6    Employment Agreement dated September 5,
1991 between the Company and Richard W. Van Saun
(incorporated by reference to Exhibit 10.10 of the Company's Form 10-K Report for the Fiscal
Year ended September 27, 1992).

10.7    Change of Control Agreement dated
September 5, 1991 between the Company and John
R. Smith. Other executive officers of the Company have identical Change Of Control
Agreements with the Company (incorporated by reference to Exhibit 10.12 of the Company's Form
10-K Report for the Fiscal Year ended April 30,
1993).

10.8    Annual Variable Compensation Policy
(incorporated by reference to Exhibit 10.17 of the Company's Form 10-K Report for the Fiscal
Year ended April 30, 1993).

10.9    Purchase Agreement between the Company
and Philips Electronics N.V. dated February 26,
1993 (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K Report for the Fiscal
Year ended April 30, 1993).

10.10   Stock Purchase Agreement between the
Company and Philips Electronics N.V. dated May
26, 1993 (incorporated by reference to Exhibit
10.19 of the Company's Form 10-K Report for the
Fiscal Year ended April 30, 1993).

10.11   Fluke Corporation 1988 Stock Incentive
Plan as amended on June 10, 1993 and approved by stockholders on September 29, 1993.

10.12 Deferred Compensation Plan for Directors of Fluke Corporation as amended on April 29, 1994.

10.13   Fluke Corporation Supplemental
Retirement Income Plan as amended on June 22,
1994.

11.     Computation of Earnings Per Share.

13.     1994 Annual Report to Stockholders.

18. Preferability letter from Ernst & Young, independent auditors, dated July 22, 1993 regarding Change in Accounting Principle
(incorporated by reference to Exhibit 18 of the Company's Form 10-K Report for the Fiscal Year ended April 30, 1993).

21      Subsidiaries.

23.1    Consent of Ernst & Young, independent
auditors, dated July 28, 1994.




Item 14 (b)  Reports on Form 8-K.
No reports on Form 8-K were filed during the last quarter of the Company's Fiscal Year ended
April 29, 1994.

Item 14 (c) Exhibits: See "Index to Exhibits" at Item 14(a)(3) above.

Item 14 (d)  Financial Statement Schedules:
Schedules required to be filed in response to this portion of Item 14 are listed above in Item
14 (a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUKE CORPORATION
(Registrant)

/s/ George M. Winn                           President
    George M. Winn             Chief Operating Officer             July 25, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                         Title                     Date
/s/ William G. Parzybok, Jr.      Chairman of the Board            July 25, 1994
    William G. Parzybok, Jr.    Chief Executive Officer
/s/ George M. Winn           President, Chief Operating            July 25, 1994
    George M. Winn                 Officer and Director
/s/ Barry L. Rowan                       Vice President            July 25, 1994
    Barry L. Rowan              Chief Financial Officer
/s/ John R. Smith             Vice President, Treasurer            July 25, 1994
    John R. Smith
/s/ J. Peter Bingham                           Director            July 25, 1994
    J. Peter Bingham
/s/ Philip M. Condit                           Director            July 25, 1994
    Philip M. Condit
/s/ John D. Durbin                             Director            July 25, 1994
    John D. Durbin
/s/ David L. Fluke                             Director            July 25, 1994
    David L. Fluke
/s/ John M. Fluke, Jr.                         Director            July 25, 1994
    John M. Fluke, Jr.
/s/ Robert S. Miller, Jr.                      Director            July 25, 1994
    Robert S. Miller, Jr.
/s/ Dr. David S. Potter                        Director            July 25, 1994
    Dr. David S. Potter
/s/ N. Stewart Rogers                          Director            July 25, 1994
    N. Stewart Rogers
/s/ Stephen C. Tumminello                      Director            July 25, 1994
    Stephen C. Tumminello
/s/ James E. Warjone                           Director            July 25, 1994
    James E. Warjone

Schedule V
                                        PROPERTY, PLANT AND EQUIPMENT
(in thousands)
Column A                              Column B        Column C        Column D        Column E        Column F
                                    Balance at                                                      Balance at
                                     Beginning                                           Other          End of
Classification                       of Period       Additions     Retirements         Changes          Period
Year ended September 27, 1991:
Land                                  $  5,622             ---             ---             ---        $  5,622
Buildings                               45,416         $ 1,162         $   274             ---          46,304
Machinery and Equipment                 75,686           9,249           6,345             ---          78,590
Construction in Progress                 5,935             538             ---             ---           6,473
                                      $132,659         $10,949         $ 6,619             ---        $136,989
Year ended September 25, 1992:
Land                                  $  5,622         $   499             ---             ---        $  6,121
Buildings                               46,304             218         $    21          $ (421)         46,080
Machinery and Equipment                 78,590          13,618           6,312             421          86,317
Construction in Progress                 6,473          (4,252)            ---             ---           2,221
                                      $136,989         $10,083         $ 6,333             ---        $140,739
Seven months ended April 30, 1993:
Land                                  $  6,121         $    60             ---             ---        $  6,181
Buildings                               46,080             374         $    20             ---          46,434
Machinery and Equipment                 86,317           5,631           4,080             ---          87,868
Construction in Progress                 2,221              96             ---             ---           2,317
                                      $140,739         $ 6,161         $ 4,100             ---        $142,800
Year ended April 29, 1994:
Land                                  $  6,181             ---             ---             ---        $  6,181
Buildings                               46,434         $   530         $   303             ---          46,661
Machinery and Equipment                 87,868          12,397          13,660          $6,801          93,406
Construction in Progress                 2,317             123             ---             ---           2,440
                                      $142,800         $13,050         $13,963          $6,801        $148,688

Column E contains items reclassified from Buildings to Machinery and Equipment, and the Property, Plant and Equipment obtained in the acquisition of the Philips test and measurement business.

Schedule VI
                           ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                       OF PROPERTY, PLANT AND EQUIPMENT
(in thousands)
Column A                              Column B         Column C       Column D        Column E        Column F
                                    Balance at       Charged to                                     Balance at
                                     Beginning        Costs and                          Other          End of
Classification                       of Period         Expenses    Retirements         Changes          Period
Year ended September 27, 1991:
Buildings                              $17,218          $ 1,902        $   136             ---         $18,984
Machinery and Equipment                 58,679            8,127          6,067             ---          60,739
                                       $75,897          $10,029        $ 6,203             ---         $79,723
Year ended September 25, 1992:
Buildings                              $18,984          $ 1,629        $    20           $(315)        $20,278
Machinery and Equipment                 60,739            9,268          5,971             315          64,351
                                       $79,723          $10,897        $ 5,991             ---         $84,629
Seven months ended April 30, 1993:
Buildings                              $20,278          $   944        $    15             ---         $21,207
Machinery and Equipment                 64,351            5,626          3,475             ---          66,502
                                       $84,629          $ 6,570        $ 3,490             ---         $87,709
Year ended April 29, 1994:
Buildings                              $21,207          $ 1,635        $   207           $(548)        $22,087
Machinery and Equipment                 66,502           12,851         13,576             548          66,325
                                       $87,709          $14,486        $13,783             ---         $88,412

Column E contains items reclassified from Buildings to Machinery and Equipment.

The annual provision for depreciation has been computed in accordance with the following ranges of useful lives:
Buildings, including improvements       5 - 40 years
Machinery and Equipment                 3  - 8 years

Schedule VIII
                                   VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
Column A                                Column B             Column C<F1>        Column D           Column F
                                      Balance at            Additions                             Balance at
                                       Beginning           Charged to                                 End of
Classification                         of Period    Costs and Expense          Deductions <F2>        Period
Year ended September 27, 1991:
Allowance for Doubtful
  Accounts Receivable                       $437                 $236                $219               $454

Year ended September 25,  1992:
Allowance for Doubtful
  Accounts Receivable                       $454                 $228                $276               $406

Seven months ended April 30, 1993:
Allowance for Doubtful
  Accounts Receivable                       $406                 $121                $ 51               $476

Year ended April 29, 1994:
Allowance for Doubtful
  Accounts Receivable                       $476                 $440                $330               $586

<F1> Column C(2) has been omitted because the answer would be none.
<F2> Write-off of uncollectible accounts receivable less recoveries.

Schedule IX
                                              SHORT-TERM BORROWINGS
(in thousands)
Column A                              Column B           Column C            Column D           Column E           Column F
                                                                       Maximum Amount     Average Amount   Weighted Average
                                    Balance at                            Outstanding        Outstanding      Interest Rate
Category of Aggregate                      End   Weighted Average          During the         During the         During the
Short-Term Borrowing                 of Period      Interest Rate<F1>          Period             Period<F2>         Period<F3>
Year ended
September 27, 1991:
Notes Payable to Banks                    $704                8.1%             $2,579               $402                8.1%

Year ended
September 25, 1992:
Notes Payable to Banks                    $781                5.5%             $1,720               $714                6.5%

Seven months ended
April 30, 1993:
Notes Payable to Banks                     ---                ---              $  887               $331                5.6%

Year ended
April 29, 1994:
Notes Payable to Banks                     ---                ---              $  935               $203                4.5%

<F1> The weighted average interest rate (Column C) is the actual interest rate being paid at year-end on Column B.
<F2> The average amount outstanding during the period (Column E) was computed by dividing the total of the month-end outstanding principal balances including the beginning of the year balance by 13.
<F3> The weighted average interest rate during the period (Column F) was computed by dividing the actual interest expense by the actual short-term debt incurred during the period.

Schedule X

            SUPPLEMENTARY INCOME STATEMENT INFORMATION CHARGED TO COSTS AND EXPENSES
(in thousands)
Item                              Year Ended   Seven Months Ended           Year Ended            Year Ended
                              April 29, 1994       April 30, 1993   September 25, 1992    September 27, 1991
Maintenance and repair               $ 4,963               $2,557              $ 4,869               $ 4,874

Depreciation and
  amortization of
  intangible assets                  $17,071               $7,091              $11,460               $10,752

Taxes, other than
  payroll and income taxes           $ 1,798               $  681              $ 1,562               $ 1,433

Advertising costs                    $15,461               $6,521              $ 9,804               $ 9,129

Specified items omitted from the above summary are less than 1 percent of revenues.