Form 10-Q
period 1994-07-29
FLUKE CORP
filed 1994-09-12
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 1994

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

Yes        X        No


As of August 26, 1994, there were 7,752,400 shares of $0.25 par value common stock outstanding.

INDEX
Fluke Corporation

PART I.     FINANCIAL INFORMATION

Item 1     Financial Statements

Consolidated Balance Sheets as of July 29, 1994 and April 29, 1994

Consolidated Statements of Income for the quarters ended July 29, 1994 and July 30, 1993

Consolidated Statements of Cash Flows for the quarters ended July 29, 1994 and July 30, 1993

Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

    (a)    Exhibits

           Exhibit 11 - Computation of Earnings Per Share

    (b)    Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

                         CONSOLIDATED BALANCE SHEETS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares)
                                                July 29, 1994   April 29, 1994
ASSETS
Current Assets
  Cash and cash equivalents                         $   8,769        $   6,520
  Accounts receivable, less allowances                 64,760           70,510
  Inventories                                          56,540           54,365
  Deferred income taxes                                12,816           13,109
  Prepaid expenses and other current assets            10,548            9,914
     Total Current Assets                             153,433          154,417

Property, Plant and Equipment
  Land                                                  6,074            6,181
  Buildings                                            46,518           46,661
  Machinery and equipment                              96,001           93,406
  Construction in progress                              4,264            2,440
  Less accumulated depreciation                       (91,049)         (88,412)
     Net Property, Plant and Equipment                 61,808           60,276
Goodwill and Other Intangibles                         25,521           24,995
Other Assets                                            6,767            5,913
Total Assets                                        $ 247,529        $ 245,602

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                  $  14,035        $  19,413
  Accrued liabilities                                  32,275           35,454
  Accrued liabilities related to restructuring            153              676
  Income taxes payable                                    339              665
  Current maturities of long-term obligations             230              235
     Total Current Liabilities                         47,032           56,443

Long-term Obligations                                  26,476           14,712
Deferred Income Taxes                                   8,872            9,152
Other Liabilities                                       8,228            7,466
     Total Liabilities                                 90,608           87,773

Stockholders' Equity
  Common stock                                          2,202            2,202
  Additional paid-in capital                           81,081           81,081
  Retained earnings                                    97,870           96,553
  Less cost of repurchased and non-vested shares      (24,387)         (19,904)
  Cumulative translation adjustment                       155           (2,103)
     Total Stockholders' Equity                       156,921          157,829
Total Liabilities and Stockholders' Equity          $ 247,529        $ 245,602

Total Shares Outstanding                            7,749,750        7,898,690


                      CONSOLIDATED STATEMENTS OF INCOME
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares and per share amounts)
                                                          QUARTER ENDED
                                                 July 29, 1994   July 30,1993
Revenues                                             $  86,000      $  84,687
Cost of Goods Sold                                      43,178         43,932
Gross Margin                                            42,822         40,755
Operating Expenses
  Marketing and administrative                          29,961         29,458
  Research and development                               9,117          8,607
     Total Operating Expenses                           39,078         38,065
Operating Income                                         3,744          2,690
Non-Operating Expenses (Income)
  Interest Expense                                         315            425
  Other                                                   (444)            (6)
     Total Non-Operating
       Expenses (Income)                                  (129)           419

Income Before Income Taxes                               3,873          2,271
Provision for Income Taxes                               1,472            851
Net Income                                               2,401          1,420

Earnings Per Share                                   $    0.30      $    0.18
Net Income as a Percentage of Revenues                    2.79%          1.68%
Average Shares and Share
  Equivalents Outstanding                            8,067,538      8,014,112
Cash Dividends Per Share                             $    0.14      $    0.13

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands)
                                                        QUARTER ENDED
                                               July 29, 1994    July 30, 1993
Operating Activities
Net Income                                           $ 2,401          $ 1,420
Items not affecting cash:
  Depreciation and amortization                        4,535            4,201
  Deferred income tax                                    253             (165)
  Stock awards                                            45               80
  Accrued pension                                        353               73
  Loss (gain) on disposal of property, plant
     and equipment                                      (133)              29
Net change in:
  Accounts receivable                                  3,454          (25,304)
  Inventories                                           (704)           4,677
  Prepaid expenses                                      (419)            (979)
  Accounts payable                                    (5,889)           6,936
  Accrued liabilities                                 (4,492)           2,694
  Accrued liabilities related to restructuring          (523)          (1,838)
  Income taxes payable                                  (324)            (133)
  Other assets and liabilities                         1,071            2,701
Net Cash Used By Operating Activities                   (372)          (5,608)

Investing Activities
Additions to property, plant and equipment            (4,466)          (1,702)
Proceeds from disposal of property, plant
     and equipment                                       603               32
Purchase of Philips test and measurement business        ---          (34,356)
Net Cash Used By Investing Activities                 (3,863)          (1,670)

Financing Activities
Proceeds from short-term debt                            ---              935
Proceeds from long-term debt                          11,198           31,799
Payments on long-term obligations                        ---           (1,000)
Cash dividends paid                                   (1,027)            (894)
Repurchase of common stock                            (4,579)             ---
Other financing activities, net                           14              ---
Net Cash Provided (Used) By Financing
     Activities                                        5,606           (3,516)

Effect of Foreign Currency Exchange Rates on
     Cash and Cash Equivalents                           878             (403)

Net Increase (Decrease) In Cash and Cash
     Equivalents                                       2,249          (11,197)
Cash and Cash Equivalents at Beginning of Year         6,520           24,415
Cash and Cash Equivalents at End of Quarter          $ 8,769          $13,218

Supplemental Cash Flow Information
     Income Taxes Paid                               $   549          $   162
     Interest Paid                                   $   315          $   425

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Fluke Corporation and Subsidiaries

1. The accompanying unaudited Consolidated Financial Statements do not purport to be full presentations and do not include all information and disclosures required for fair presentation by generally accepted accounting principles, but rather include only that information required by the instructions to form 10-Q. However, in the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Consolidated Balance Sheets of the Company at July 29, 1994 and April 29, 1994 and the Consolidated Statements of Income and the Statements of Cash Flows for the quarters ended July 29, 1994 and July 30, 1993.

2. The results of operations for the quarters ended July 29, 1994 and July 30, 1993 are not necessarily indicative of the results to be expected for the full year.

3. The Company paid a $0.13 per share quarterly cash dividend on May 20, 1994 to stockholders of record on April 29, 1994. On June 24, 1994, the Company's Board of Directors declared a $0.14 per share quarterly cash dividend for stockholders of record on July 29, 1994 which was paid on August 19, 1994.

4. The Company purchased 150,000 shares of stock from Philips Electronics N.V. (Philips) for $4.5 million or $30.53 per share. The share price represents the average closing price for the 10 consecutive trading days prior to the offer as established in the agreement. The purchase of the shares was made pursuant to an agreement between the two companies which allows Philips to sell a set number of shares within defined six month periods. Under the agreement the Company has the right of first refusal to purchase any shares Philips offers for sale or can allow them to be sold on the open market, under certain conditions.

5.  The components of inventories are as follows:

(in thousands)
                                         July 29, 1994     April 29, 1994
Finished Goods                                 $18,200            $17,904
Work-in-Process                                 10,520             10,390
Purchased Parts and Materials                   27,820             26,071
Total Inventories                              $56,540            $54,365

Item 2      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                 Fluke Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues of $86.0 million for the first quarter of fiscal 1995, ended July 29, 1994, were 1.6 percent higher than the revenues of $84.7 million in the quarter ended July 30, 1993. Revenues from United States customers decreased 2.6% while international revenues increased 5.5%. The increase in international revenues came primarily from countries outside of Europe, particularly Korea, up 42%, and Mexico, up 71%.

Although the revenues increased slightly, the Company experienced lower order volume in all geographic areas during this quarter as compared to the first quarter of last year. The effect of the lower orders was a reduction in the Company's backlog to $30.4 million at July 29, 1994. Three primary factors caused order levels to decline in the first quarter. Distribution orders decreased in the first quarter of fiscal 1995 as a result of significant stocking orders for several product lines in the fourth quarter of fiscal 1994. This was driven by a price increase which took effect April 1, 1994. Secondly, preliminary information to distributors about the new additions to the Scopemeter (trademark) test tool family, caused stocking for the existing Scopemeter line to be lower in anticipation of the new products. The Company started taking orders for the new Scopemeter products in August and will ship in quantity in September. The third factor contributing to the decline was a number of large government contracts expected in the quarter that slid to the second quarter.

Cost of goods sold decreased 1.7 percent from $43.9 million to $43.2 million on a first quarter to first quarter comparison. As a percentage of revenues, cost of goods sold decreased from 51.9 percent to 50.2 percent. Part of the decrease in cost of goods sold is due to the sale of inventory related to the acquisition of the Philips test and measurement business in the first quarter of last year. The majority of this inventory, carried at a higher acquisition value, was shipped during fiscal 1994.

Operating expenses increased 2.7 percent in the quarter ended July 29, 1994 over the quarter ended July 30, 1993. In the quarter ended July 29, 1994, the Company received a $617,000 arbitration award and related interest of $170,000. Operating expenses were reduced by the $617,000 arbitration award, while the interest income reduced nonoperating expenses. Excluding the arbitration award, operating expenses increased
4.3 percent.

Marketing and administrative expense increased 1.7 percent. However, excluding the arbitration award marketing and administrative expense increased 3.8 percent. This increase was caused by several factors including higher commission expenses on sales in the United States, higher legal costs and other general increases in administrative costs. Research and development expense increased 5.9 percent as several major projects were in their final development stage.

The Company's operating income increased 39.2 percent over the same quarter last year. This increase in operating margin resulted primarily from the increase in gross margin, which, as indicated above, was favorably impacted by the lower cost of goods sold.

Nonoperating expense(income) went from expense of $419,000 in the quarter ended July 30, 1993 to income of $129,000 in the quarter ended July 29, 1994. Interest expense declined 25.9 percent in spite of higher interest rates due to the lower debt balances outstanding, on average, during the current quarter. The Company also had other nonoperating income items such as interest income, currency exchange gains, a gain on the sale of a building, and the interest income on the arbitration award, mentioned above. These income items more than offset the $610,000 in amortization of goodwill and intangible assets.

The estimated effective annual tax rate of 38.0 percent is slightly higher than the 37.5 percent rate last year because the Company does not have the foreign tax credit carryforwards it had available to utilize during the last few years.

The Company's earnings per share increased from $0.18 per share in the quarter ended July 30, 1993 to $0.30 per share in the quarter ended July 29, 1994. The current quarter includes the arbitration award and related interest which combined for a $0.06 per share favorable impact.

LIQUIDITY AND CAPITAL RESOURCES

The Company increased its borrowing during the quarter from $14.7 million at April 29, 1994 to $26.5 million at July 29, 1994. The Company made a stock purchase (as mentioned in Note 4) and had capital expenditures and working capital requirements in the quarter ended July
29, 1994 that required the additional borrowing.   The Company
anticipates an increase in cash flow from operations throughout the year which will allow for a reduction in the level of debt outstanding by fiscal year end.

The Company purchased 150,000 shares of common stock from Philips Electronics N.V. (Philips) for $4.5 million or $30.53 per share. The share price represents the average closing price for the 10 consecutive trading days prior to the offer as established in the agreement. The purchase of the shares was made pursuant to an agreement between the two companies which allows Philips to sell a set number of shares within defined six month periods. Under the agreement the Company has the right of first refusal to purchase any shares Philips offers for sale or can allow them to be sold on the open market, under certain conditions. After the transaction Philips owns approximately 1.4 million shares.

The Company had capital expenditures of $4.5 million in the quarter ended July 29, 1994 compared to $1.7 million in the quarter ended July 30, 1993. Increased investment in new manufacturing equipment is the cause of the increase in capital expenditures. We anticipate capital expenditures in the remaining quarters of fiscal year 1995 to be lower than the first quarter.

The Company's exposure to foreign exchange currency fluctuations has increased since the addition of operations in Europe resulting from the purchase of the Philips Electronics N.V. test and measurement business on May 1, 1993. The currencies of most of the countries in which the Company operates have strengthened during the quarter ended July 29, 1994. This causes the local currency assets to increase when stated in U.S. dollars. For instance goodwill, which is primarily Dutch guilder denominated, increased approximately $1.5 million as a result of the currency change.

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

                               FLUKE CORPORATION
                                  Registrant

         September 8, 1994                   /s/John R. Smith
              Date                              John R. Smith
                                          Vice President, Treasurer
                                          Chief Accounting Officer