Form 10-Q
period 1994-10-28
FLUKE CORP
filed 1994-12-12
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 1994

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

Yes        X        No


As of November 25, 1994, there were 7,755,566 shares of $0.25 par value common stock outstanding.

INDEX
Fluke Corporation

PART I.     FINANCIAL INFORMATION

Item 1     Financial Statements

Consolidated Balance Sheets as of October 28, 1994 and April 29, 1994

Consolidated Statements of Income for the quarter and two quarters ended October 28, 1994 and October 29, 1993

Consolidated Statements of Cash Flows for the two quarters ended October 28, 1994 and October 29, 1993

Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders

Item 6     Exhibits and Reports on Form 8-K

    (a)    Exhibits

           Exhibit 11 - Computation of Earnings Per Share

    (b)    Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

                         CONSOLIDATED BALANCE SHEETS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares)
                                                   10/28/94          4/29/94
ASSETS
Current Assets
  Cash and cash equivalents                       $   9,935        $   6,520
  Accounts receivable, less allowances               70,273           70,510
  Inventories                                        54,527           54,365
  Deferred income taxes                              13,237           13,109
  Prepaid expenses and other current assets          10,702            9,914
     Total Current Assets                           158,674          154,417

Property, Plant and Equipment
  Land                                                5,980            6,181
  Buildings                                          46,741           46,661
  Machinery and equipment                            99,047           93,406
  Construction in progress                            4,046            2,440
  Less accumulated depreciation                     (93,359)         (88,412)
     Net Property, Plant and Equipment               62,455           60,276
Goodwill and Other Intangibles                       25,809           24,995
Other Assets                                          7,256            5,913
Total Assets                                      $ 254,194        $ 245,602

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $  15,008        $  19,413
  Accrued liabilities                                33,231           35,454
  Accrued liabilities related to restructuring          119              676
  Income taxes payable                                  965              665
  Current maturities of long-term obligations           225              235
     Total Current Liabilities                       49,548           56,443

Long-term Obligations                                25,513           14,712
Deferred Income Taxes                                 9,404            9,152
Other Liabilities                                     8,482            7,466
     Total Liabilities                               92,947           87,773

Stockholders' Equity
  Common stock                                        2,202            2,202
  Additional paid-in capital                         81,012           81,081
  Retained earnings                                  99,946           96,553
  Less cost of repurchased and non-vested shares    (24,228)         (19,904)
  Cumulative translation adjustment                   2,315           (2,103)
     Total Stockholders' Equity                     161,247          157,829
Total Liabilities and Stockholders' Equity        $ 254,194        $ 245,602

Total Shares Outstanding                          7,755,626        7,898,690


                      CONSOLIDATED STATEMENTS OF INCOME
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares and per share amounts)
                                       QUARTER ENDED      TWO QUARTERS ENDED
                                 10/28/94   10/29/93    10/28/94    10/29/93
Revenues                         $ 91,569   $ 89,554   $177,569    $ 174,241
Cost of Goods Sold                 45,364     46,370     88,542       90,662
Gross Margin                       46,205     42,824     89,027       83,579
 Operating Expenses
  Marketing and administrative     31,886     29,399     61,847       58,857
  Research and development          9,364      9,149     18,481       17,756
     Total Operating Expenses      41,250     38,548     80,328       76,613
Operating Income                    4,955      4,276      8,699        6,966
Non-Operating Expenses (Income)
  Interest Expense                    406        389        721          814
  Other                              (550)       848       (994)         842
     Total Non-Operating
       Expenses (Income)             (144)     1,237       (273)       1,656

Income Before Income Taxes          5,099      3,039      8,972        5,310
Provision for Income Taxes          1,937      1,140      1,991        1,991
Net Income                          3,162      1,899      5,563        3,319

Earnings Per Share               $   0.40  $    0.24   $   0.69     $   0.41
Net Income as a
 Percentage of Revenues              3.45%      2.12%      3.13%        1.90%
Average Shares and Share
  Equivalents Outstanding       7,981,902  8,029,200  8,022,837    8,021,736
Cash Dividends Per Share        $    0.14  $    0.13  $    0.28    $    0.26

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands)
                                                       TWO QUARTERS ENDED
                                                    10/28/94         10/29/93
Operating Activities
Net Income                                          $ 5,563          $ 3,319
Items not affecting cash:
  Depreciation and amortization                       7,729            8,778
  Deferred income tax                                   220              121
  Stock awards                                           88              217
Loss (gain) on disposal of property, plant
     and equipment                                     (518)              41
Net change in:
  Accounts receivable                                   997          (36,607)
  Inventories                                           407            8,046
  Prepaid expenses                                     (681)           2,434
  Accounts payable                                   (4,676)           8,576
  Accrued liabilities                                (2,778)           5,495
  Accrued liabilities related to restructuring         (557)          (2,255)
  Accrued Pension                                       696             (565)
  Income taxes payable                                  304              (36)
  Other assets and liabilities                          223              781
Net Cash Provided (Used) by Operating Activities      7,017           (1,655)

Investing Activities
Additions to property, plant and equipment           (9,627)          (4,824)
Proceeds from disposal of property, plant
     and equipment                                    1,420              186
Purchase of Philips test and measurement business       ---          (23,600)
Net Cash Provided (Used) By Investing Activities     (8,207)         (28,238)

Financing Activities
Proceeds from short-term debt                           ---            1,390
Payments on short-term debt                             ---             (935)
Proceeds from long-term debt                         16,401           31,960
Payments on long-term obligations                    (5,891)         (16,902)
Cash dividends paid                                  (2,112)          (1,919)
Repurchase of common stock                           (4,579)             ---
Other financing activities, net                         116                7
Net Cash Provided (Used) By Financing
     Activities                                       3,935           13,601

Effect of Foreign Currency Exchange Rates on
     Cash and Cash Equivalents                          670             (167)

Net Increase (Decrease) In Cash and Cash
     Equivalents                                      3,415          (16,459)
Cash and Cash Equivalents at Beginning of Year        6,520           24,415
Cash and Cash Equivalents at End of Quarter         $ 9,935          $ 7,956

Supplemental Cash Flow Information
     Income Taxes Paid                              $ 2,064          $ 1,281
     Interest Paid                                  $   722          $   814

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Fluke Corporation and Subsidiaries

1. The accompanying unaudited Consolidated Financial Statements do not purport to be full presentations and do not include all information and disclosures required for fair presentation by generally accepted accounting principles, but rather include only that information required by the instructions to Form 10-Q. However, in the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Consolidated Balance Sheets of the Company at October 28, 1994 and April 29, 1994 and the Consolidated Statements of Income for the quarter and two quarters ended October 28, 1994 and October 29, 1993 and the Statements of Cash Flows for the two quarters ended October 28, 1994 and October 29, 1993.

2. The results of operations for the quarters ended October 28, 1994 and October 29, 1993 are not necessarily indicative of the results to be expected for the full year.

3. The Company paid a $0.14 per share quarterly cash dividend on August 19, 1994 to stockholders of record on July 29, 1994. On September 15, 1994, the Company's Board of Directors declared a $ 0.14 per share quarterly cash dividend for stockholders of record on October 28, 1994 which was paid on November 18, 1994.

4.  The components of inventories are as follows:

(in thousands)
                                      October 28, 1994     April 29, 1994
Finished Goods                                 $17,664            $17,904
Work-in-Process                                 10,274             10,390
Purchased Parts and Materials                   26,589             26,071
Total Inventories                              $54,527            $54,365

Item 2      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                 Fluke Corporation and Subsidiaries

RESULTS OF OPERATIONS

Quarter Ended October 28, 1994 Versus October 29, 1993

The Company sells products and incurs expenses in many currencies. In general, the U.S. dollar was weaker against all the major currencies compared to the same quarter a year ago. On a weighted average, the foreign currencies, in which the Company has transactions, were approximately 6 percent stronger than the same quarter a year ago. The impact of the change in currency rates on the financial results is discussed below.

Revenues of $91.6 million in the quarter ended October 28, 1994, were
2.3 percent higher than the revenues of $89.6 million in the quarter ended October 29, 1993. Revenues in the United States declined 1.8 percent and international revenues increased 6.1 percent. The order volume decline in the first quarter, which was discussed in the Form 10Q for the first quarter, contributed to the lower revenues in the second quarter in the United States.

The increase in international revenues was generated primarily in Asia and Latin America. Countries that had significant revenue growth included Korea, Mexico, and Taiwan. Although the business conditions within Europe have improved somewhat from a year ago as indicated by the increase in order levels, revenues in Europe declined 2.0 percent. In the local currencies, revenues in Europe actually declined by more than the 2.0 percent since the stronger European currencies versus the U.S. dollar helped the European revenues when converted to U.S. dollars.

Cost of goods sold declined 2.9 percent in the quarter ended October 28, 1994 from the quarter ended October 29, 1993. The decline in cost of goods sold from last year was partially due to the cost of inventory sold in the second quarter of last year which was related to the acquisition of the test and measurement business of Philips Electronics N.V. (Philips). This inventory was carried at a higher acquisition value, as compared to current cost, and the majority of the inventory was shipped during fiscal 1994. In addition, factory operating costs were favorably affected by several process improvement initiatives by factory management, product mix sold and a refund of state sales and use tax, which also had a small, favorable impact on operating expenses.

Operating expenses increased 7.0 percent in the quarter ended October 28, 1994 over the quarter ended October 29, 1993. The strengthened currencies, mentioned above, had a negative impact on expenses. Of the
7.0 percent increase in operating expense, approximately 3 percent of the increase was a result of the stronger currencies.

Marketing and administrative expense increased 8.5 percent. The stronger European currencies caused approximately 3 percent of the increase, while the rest resulted from operating issues. The increase from operating activities was caused by several factors, none that had a significant impact individually. These factors included additional administrative expense in Europe, increased intellectual property costs, and higher commissions to reps and distributors.

Nonoperating expense (income) was a slight income amount in the quarter ended October 28, 1994, compared to $1.2 million of expense in the quarter ended October 29, 1993. This swing was caused primarily by foreign currency losses a year ago, versus gains recorded this year and secondarily by gains on the sale of excess buildings this year.

Two Quarters Ended October 28,1994 Versus Two Quarters Ended October 29,
1993

The currency impact for the two-quarter period was not as pronounced as in the one quarter period, with the local currencies strengthening approximately 2 percent against the U.S. dollar.

Revenues of $177.6 million were 1.9 percent higher than revenues of $174.2 million a year ago. Revenues in the United States decreased 2.2 percent and international revenues increased 5.8 percent from a year ago. Revenues in Europe were down less than 1 percent, while revenues from intercontinental regions increased 23.3 percent.

Cost of goods sold decreased 2.3 percent in the two quarters ended October 28, 1994 from the two quarters ended October 29, 1993 primarily due to the same reasons mentioned above.

Operating expense increased 4.8 percent in the two quarters ended October 28, 1994 over the two quarters ended October 29, 1993. In the first quarter ended July 29, 1994, the Company received a $617,000 arbitration award and related interest of $170,000. Operating expenses were reduced by the $617,000 arbitration award, while the interest income reduced nonoperating expenses. The increase in operating expense, after excluding the arbitration award, was caused by the factors mentioned above, as well as increased research and development in the first quarter of fiscal 1994.

Nonoperating expense (income) went from a $1.6 million expense in the two quarters ended October 29, 1993, to a small income amount in the two quarters ended October 28, 1994. The primary cause of this change was foreign currency losses in fiscal 1994 versus gains recorded in fiscal 1995 and secondarily by gains on the sale of excess buildings this year.

LIQUIDITY AND CAPITAL RESOURCES

At October 28, 1994, $25.2 million of the Company's long term lines of credit were outstanding compared to $14.3 million at April 29, 1994. The Company made a stock purchase and had capital expenditures and working capital requirements in the two quarters ended October 28, 1994
that required the additional borrowing.   The Company does not
anticipate any significant borrowings over the remainder of the fiscal year.

On June 24, 1994, the Company purchased 150,000 shares of common stock from Philips for $4.5 million or $30.53 per share. The purchase of the shares was made according to an agreement between the two companies which allows Philips to sell a set number of shares over a defined period. Under the agreement, the Company has the right to purchase any shares Philips offers for sale or can allow them to be sold on the open market under certain conditions. After the transaction, Philips owns approximately 1.4 million shares.

The Company made capital expenditures of $5.1 million in the quarter and $9.6 million in the two quarters ended October 28, 1994 compared to $1.7 million in the quarter and $4.7 million in the two quarters ended October 29, 1993. Increased investment in new manufacturing equipment and computer systems for the new European operations are the causes of the increase in capital expenditures.

The current ratio was 3.20 to 1 at October 28, 1994, 2.74 to 1 at April 29, 1994 and 2.84 to 1 at October 29, 1993.

The Company's exposure to foreign exchange currency fluctuations has increased since the addition of operations in Europe resulting from the purchase of the Philips test and measurement business on May 1, 1993. The currencies of most of the countries in which the Company operates have strengthened during fiscal 1995. As mentioned above, this causes foreign exchange gains to be recorded in the income statement. It also causes the local currency assets to increase when stated in U.S. dollars. Goodwill and intangible assets, which are primarily Dutch guilder denominated, increased approximately $2.4 million as a result of the change in the currency translation rate.

The Company has a program to hedge some of its foreign exchange exposure using forward exchange contracts. The contracts can not be speculative and are limited to actual currency risk. The Company does not currently use any other form of derivatives in managing its financial risk.

PART II.  OTHER INFORMATION

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Fluke Corporation and Subsidiaries

At the Annual Meeting of Stockholders of the Company held on September 14, 1994, the stockholders voted to elect the following Directors to serve terms as noted below:

DIRECTOR                       TOTAL VOTE            TOTAL VOTE WITHHELD
                        FOR EACH DIRECTOR             FROM EACH DIRECTOR

For three year terms expiring at the 1997 Annual Meeting:

John D. Durbin                  5,988,088                         25,330
John M. Fluke, Jr.              5,982,890                         30,528
N. Stewart Rogers               5,988,288                         25,130
Stephen C. Tumminello           5,959,257                         54,161

Continuing Directors

J. Peter Bingham                William G. Parzybok, Jr.
Philip M. Condit                David S. Potter
David L. Fluke                  James E. Warjone
Robert S. Miller, Jr.           George M. Winn

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

                               FLUKE CORPORATION
                                  Registrant

         December 8, 1994                   /s/John R. Smith
              Date                              John R. Smith
                                          Vice President, Treasurer
                                          Chief Accounting Officer