Form 10-Q/A
period 1994-10-28
FLUKE CORP
filed 1994-12-22
CIK 37743

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


                      CONSOLIDATED STATEMENTS OF INCOME
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares and per share amounts)
                                       QUARTER ENDED      TWO QUARTERS ENDED
                                 10/28/94   10/29/93    10/28/94    10/29/93
Revenues                         $ 91,569   $ 89,554   $177,569    $ 174,241
Cost of Goods Sold                 45,364     46,370     88,542       90,662
Gross Margin                       46,205     42,824     89,027       83,579
 Operating Expenses
  Marketing and administrative     31,886     29,399     61,847       58,857
  Research and development          9,364      9,149     18,481       17,756
     Total Operating Expenses      41,250     38,548     80,328       76,613
Operating Income                    4,955      4,276      8,699        6,966
Non-Operating Expenses (Income)
  Interest Expense                    406        389        721          814
  Other                              (550)       848       (994)         842
     Total Non-Operating
       Expenses (Income)             (144)     1,237       (273)       1,656

Income Before Income Taxes          5,099      3,039      8,972        5,310
Provision for Income Taxes          1,937      1,140      3,409        1,991
Net Income                          3,162      1,899      5,563        3,319

Earnings Per Share               $   0.40  $    0.24   $   0.69     $   0.41
Net Income as a
 Percentage of Revenues              3.45%      2.12%      3.13%        1.90%
Average Shares and Share
  Equivalents Outstanding       7,981,902  8,029,200  8,022,837    8,021,736
Cash Dividends Per Share        $    0.14  $    0.13  $    0.28    $    0.26

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

                               FLUKE CORPORATION
                                  Registrant

         December 22, 1994                   /s/John R. Smith
              Date                              John R. Smith
                                          Vice President, Treasurer
                                          Chief Accounting Officer