Form 10-Q
period 1995-01-27
FLUKE CORP
filed 1995-03-09
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 27, 1995

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

Yes        X        No


As of February 24, 1995, there were 7,782,016 shares of $0.25 par value common stock outstanding.

INDEX
Fluke Corporation

PART I.     FINANCIAL INFORMATION

Item 1     Financial Statements

Consolidated Balance Sheets as of January 27, 1995 and April 29, 1994

Consolidated Statements of Income for the quarter and three quarters ended January 27, 1995 and January 28, 1994

Consolidated Statements of Cash Flows for the three quarters ended January 27, 1995 and January 28, 1994

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

unaudited (in thousands except shares)
                                                   01/27/95          4/29/94
ASSETS
Current Assets
  Cash and cash equivalents                       $  19,045        $   6,520
  Accounts receivable, less allowances               69,796           70,510
  Inventories                                        52,016           54,365
  Deferred income taxes                              13,255           13,109
  Prepaid expenses and other current assets           8,734            9,914
     Total Current Assets                           162,846          154,418

Property, Plant and Equipment
  Land                                                5,979            6,181
  Buildings                                          46,936           46,661
  Machinery and equipment                           101,058           93,406
  Construction in progress                            2,681            2,440
  Less accumulated depreciation                     (95,117)        (88,412)
     Net Property, Plant and Equipment               61,537           60,276
Goodwill and Other Intangibles                       24,757           24,995
Other Assets                                          7,105            5,913
Total Assets                                      $ 256,245        $ 245,602

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $  14,326        $  19,413
  Accrued liabilities                                35,721           35,454
  Accrued liabilities related to restructuring          155              676
  Income taxes payable                                1,096              665
  Current maturities of long-term obligations           222              235
     Total Current Liabilities                       51,520           56,443

Long-term Obligations                                22,582           14,712
Deferred Income Taxes                                 9,370            9,152
Other Liabilities                                     8,574            7,466
     Total Liabilities                               92,046           87,773

Stockholders' Equity
  Common stock                                        2,202            2,202
  Additional paid-in capital                         80,875           81,081
  Retained earnings                                 103,082           96,553
  Less cost of repurchased and non-vested shares    (23,638)         (19,904)
  Cumulative translation adjustment                   1,678           (2,103)
     Total Stockholders' Equity                     164,199          157,829
Total Liabilities and Stockholders' Equity        $ 256,245        $ 245,602

Total Shares Outstanding                          7,779,356        7,898,690


                      CONSOLIDATED STATEMENTS OF INCOME
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares and per share amounts)
                                       QUARTER ENDED    THREE QUARTERS ENDED
                                 01/27/95   01/28/94   01/27/95     01/28/94
Revenues                         $ 99,090   $ 87,615   $ 276,659   $ 261,856
Cost of Goods Sold                 48,196     45,106     136,738     135,768
Gross Margin                       50,894     42,509     139,921     126,088
 Operating Expenses
  Marketing and administrative     32,701     30,225      94,548      89,082
  Research and development          9,197      8,066      27,678      25,822
     Total Operating Expenses      41,898     38,291     122,226     114,904
Operating Income                    8,996      4,218      17,695      11,184
Non-Operating Expenses (Income)
  Interest Expense                    416        427       1,137       1,241
  Other                             1,764        (17)        770         825
     Total Non-Operating
       Expenses (Income)            2,180        410       1,907       2,066

Income Before Income Taxes          6,816      3,808      15,788       9,118
Provision for Income Taxes          2,591      1,428       6,000       3,419
Net Income                          4,225      2,380       9,788       5,699

Earnings Per Share               $   0.53   $   0.30   $    1.22   $    0.71
Net Income as a
 Percentage of Revenues              4.26%      2.72%       3.54%       2.18%
Average Shares and Share
  Equivalents Outstanding       7,978,789  8,038,220   8,003,680   8,022,069
Cash Dividends Per Share        $    0.14  $    0.13   $    0.42   $    0.39

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands)
                                                     THREE QUARTERS ENDED
                                                   01/27/95         01/28/94
Operating Activities
Net Income                                          $ 9,788          $ 5,699
Items not affecting cash:
  Depreciation and amortization                      11,194           12,252
  Deferred income tax                                   398              529
  Stock awards                                          140              294
  Loss (gain) on disposal of property, plant
     and equipment                                     (312)              57
Net change in:
  Accounts receivable                                 3,393          (36,218)
  Inventories                                         4,383            8,965
  Prepaid expenses                                    1,535            1,234
  Accounts payable                                   (6,225)           9,997
  Accrued liabilities                                (1,899)           6,617
  Accrued liabilities related to restructuring         (521)            (551)
  Accrued Pension                                       721             (871)
  Income taxes payable                                  384               (3)
  Other assets and liabilities                       (1,205)          (1,809)
Net Cash Provided by Operating Activities            21,774            6,192

Investing Activities
Additions to property, plant and equipment          (10,648)          (7,598)
Proceeds from disposal of property, plant
     and equipment                                    1,462              190
Purchase of Philips test and measurement business       ---          (23,600)
Net Cash Used by Investing Activities                (9,186)         (31,008)

Financing Activities
Proceeds from short-term debt                           ---            1,751
Payments on short-term debt                             ---           (1,390)
Proceeds from long-term debt                         25,037           43,875
Payments on long-term obligations                   (18,542)         (24,495)
Cash dividends paid                                  (3,198)          (2,944)
Repurchase of common stock                           (4,579)             ---
Other financing activities, net                         558              187
Net Cash Provided (Used) By Financing
     Activities                                        (724)          16,984

Effect of Foreign Currency Exchange Rates on
     Cash and Cash Equivalents                          661             (493)

Net Increase (Decrease) In Cash and Cash
     Equivalents                                     12,525           (8,325)
Cash and Cash Equivalents at Beginning of Year        6,520           24,415
Cash and Cash Equivalents at End of Quarter         $19,045         $ 16,090

Supplemental Cash Flow Information
     Income Taxes Paid                              $ 3,881          $ 2,858
     Interest Paid                                  $ 1,138          $ 1,241

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Fluke Corporation and Subsidiaries

1. The accompanying unaudited Consolidated Financial Statements do not purport to be full presentations and do not include all information and disclosures required for fair presentation by generally accepted accounting principles, but rather include only that information required by the instructions to Form 10-Q. However, in the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Consolidated Balance Sheets of the Company at January 27, 1995 and April 29, 1994 and the Consolidated Statements of Income for the quarter and three quarters ended January 27, 1995 and January 28, 1994 and the Statements of Cash Flows for the three quarters ended January 27, 1995 and January 28, 1994.

2. The results of operations for the quarters ended January 27, 1995 and January 28, 1994 are not necessarily indicative of the results to be expected for the full year.

3. The Company paid a $0.14 per share quarterly cash dividend on November 18, 1994 to stockholders of record on October 28, 1994. On December 16, 1994 the Company's Board of Directors declared a $ 0.14 per share quarterly cash dividend for stockholders of record on January 27, 1995 which was paid on February 17, 1995.

4.  The components of inventories are as follows:

(in thousands)
                                      January 27, 1995     April 29, 1994
Finished Goods                                 $16,158            $17,904
Work-in-Process                                  9,520             10,390
Purchased Parts and Materials                   26,338             26,071
Total Inventories                              $52,016            $54,365

Item 2      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                 Fluke Corporation and Subsidiaries

RESULTS OF OPERATIONS

Quarter ended January 27, 1995 versus the quarter ended January 28, 1994

Revenues of $99.1 million for the quarter ended January 27, 1995 were 13 percent higher than the revenues of $87.6 million for the quarter ended January 28, 1994. All geographic regions experienced solid growth which resulted in record revenues for the quarter. Revenues in the United States increased 8 percent while revenues from international markets increased 17 percent. After several years of flat or declining European revenues the Company's revenues in Europe, in U.S dollar terms, increased 14 percent in the quarter ended January 27, 1995 over the quarter ended January 28, 1994. Approximately 5 percent of the increase is the result of changes in European currencies which strengthened compared to a year ago. European revenues are approximately equal to the revenues in the United States for the first time, with both regions accounting for approximately 42 percent of the Company's revenue in the quarter ended January 27, 1995. International revenues, in U.S. dollars, from outside of Europe increased 28 percent, led by such countries as Korea, Taiwan, Brazil and Singapore.

The Company sells products and incurs expenses in many currencies, primarily in Europe. In general, the U.S. dollar was weaker against all the major currencies compared to the same quarter a year ago. On a weighted average, the foreign currencies, in which the Company has transactions, were approximately 9 percent stronger than the same quarter a year ago and 5 percent stronger for the three quarter period. The impact of the change in currency rates is discussed below.

Cost of goods sold increased 7 percent in the quarter ended January 27, 1995 over the quarter ended January 28, 1994. Approximately 2 percent of the increase is related to the strengthening foreign currencies. Cost of goods sold, as a percentage of revenues, decreased from 51.5 percent in the quarter ended January 28, 1994 to 48.6 percent in the quarter ended January 27, 1995. The decline is partially related to discontinuing some older product lines which had a higher cost and replacing them with lower cost products that are aligned with the Company's mission.

Operating expenses increased 9 percent in the quarter ended January 27, 1995 over the quarter ended January 28, 1994. Research and development increased 14 percent and marketing and administrative increased 8 percent. Approximately 4 percent of the increase in each category is due to the effect of the stronger foreign currencies on the foreign operating results. The increase in research and development, excluding the effect of currency, was primarily due to the culmination of 2 major research and development projects during the quarter. The increase in marketing and administrative expense, excluding the effect of currency, included a 50 percent increase in commission expense. This was due primarily to an increase in sales of the Company's Local Area Network
(LAN) products that are sold in the U.S. through sales representatives, who sell on a commission basis. In addition, the Company incurred higher intellectual property costs, including costs related to protecting the Company's patents, in the quarter ended January 27, 1995 over the same quarter a year ago.



Nonoperating expense increased substantially as a result of foreign exchange losses of $733k in the quarter ended January 27, 1995 versus foreign exchange gains of $109k for the quarter ended January 28, 1994. In addition, there were some miscellaneous income items a year ago.

The estimated effective annual tax rate of 38.0 percent is slightly higher than the 37.5 percent rate last year because the Company does not have the foreign tax credit carryforwards it had available to utilize during the last few years.

The Company's earnings per share increased from $0.30 per share in the quarter ended January, 28 1994 to $0.53 per share in the quarter ended January 27, 1995. This represents a 77 percent increase on a quarter to quarter basis.

Three quarters ended January 27, 1995 versus three quarters ended
January 28, 1994
Revenues of $276.7 million for the three quarters ended January 27, 1995 were 6 percent higher than the revenues of $261.9 million for the three quarters ended January 28, 1994. International revenues in U.S. dollars, excluding Europe, with growth of 25 percent were the biggest contributors to the growth in revenues. The growth in international revenues was led by countries in Southeast Asia and Latin America. Revenues in the United States, which had decreased 2.2 percent for the first two quarters of the year, rebounded to show a one percent increase for the three quarters ended January 27, 1995. Revenues in Europe increased 4 percent with the increase occurring in the most recent quarter since, like the U.S., revenues in Europe declined slightly during the first two quarters of the year. Essentially the entire increase in European revenues for the three quarters is the result of the stronger European currencies compared to a year ago.

Operating expense increased 6.4% in the three quarters ended January 27, 1995 over the three quarters ended January 28, 1994. In the first quarter of fiscal 1995, ended July 29, 1994, the Company received a $617,000 arbitration award and related interest of $170,000. Operating expenses were reduced by the $617,000 arbitration award, while the interest income reduced nonoperating expenses. The increase in operating expenses, after excluding the arbitration award, was caused primarily by strengthening foreign currencies.

LIQUIDITY AND CAPITAL RESOURCES

The cash position of the Company has continued to improve as cash generated from operating activities remains strong. The borrowing under the Company's long term line of credit remains over $20 million. The borrowings are being utilized for working capital requirements in the European operations. It is expected that these borrowings will be repaid with cash generated from operations.

On June 24, 1994, the Company purchased 150,000 shares of the Company's common stock from Philips for $4.5 million or $30.53 per share. The purchase of the shares was made according to an agreement between the two companies which allows Philips to sell a set number of shares over a defined period. Under the agreement the Company has the right to purchase any shares Philips offers for sale or can allow them to be sold on the open market, under certain conditions. After the transaction Philips owns approximately 1.4 million shares. No additional shares have been offered by Philips or purchased during the year.



The Company made capital expenditures of $1.0 million in the quarter and $10.6 million in the three quarters ended January 27, 1995 compared to $2.9 million in the quarter and $7.6 million in the three quarters ended January 28, 1994. Increased investment in new manufacturing equipment and computer systems for the new European operations are the causes of the increase in capital expenditures over the three quarter period.

The current ratio was 3.16 to 1 at January 27, 1995, 2.74 to 1 at April 29, 1994 and 2.88 to 1 January 28, 1994. The increase from April 29, 1994 was caused by an increase in cash and a reduction in accounts payable.

The Company's exposure to foreign exchange currency fluctuations has increased since the addition of operations in Europe resulting from the purchase of the Philips Electronics N.V. test and measurement business effective May 1, 1993. The currencies of most of the countries in which the Company operates have strengthened during fiscal 1995. This causes the local currency assets to increase when stated in U.S. dollars. Goodwill and intangible assets, which are primarily Dutch guilder denominated, increased approximately $2.0 million as a result of the change in the currency translation rate.

The Company has a program to hedge some of its foreign exchange exposure using forward exchange contracts. The contracts can not be speculative and are limited to the currency risk of known cash flows. The Company does not currently use any other form of derivatives in managing its financial risk.

The Company does business with customers in Mexico but it represents less than one percent of the Company's total revenues. The currency crisis experienced in Mexico effected the Company's Mexican representative and customers. The Company has not experienced any loss as a result of the crisis, although sales to Mexico have slowed significantly.

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

                               FLUKE CORPORATION
                                  Registrant

         March 9, 1995                       /s/John R. Smith
              Date                              John R. Smith
                                          Vice President, Treasurer
                                          Principal Accounting Officer