Form 10-K
period 1995-04-28
FLUKE CORP
filed 1995-07-27
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.    20549

                              FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the year ended April 28, 1995.

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

Common Stock, par value $.25           New York Stock Exchange

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

As of July 14, 1995, there were 7,981,426 shares of $0.25 par value common stock outstanding and the aggregate market value of the common shares (based upon the closing price of the shares on the New York Stock Exchange) held by nonaffiliates was approximately $222 million.

Documents Incorporated By Reference

The following documents are incorporated by reference in the listed parts of this Annual Report on Form 10-K:

Document                                                 Part of 10-K

1.  Annual Report to Stockholders for the year ended
    April 28, 1995
   (only the portions listed in this report)           Parts I and II

2.  Proxy Statement dated July 25, 1995
   (only the portions listed in this report)                 Part III


PART I

ITEM 1 - BUSINESS

Fluke Corporation (the Company), was founded in 1948 and was incorporated under the laws of the State of Washington on October 7, 1953. In August, 1993, the Company changed its name from John Fluke Mfg. Co., Inc. to Fluke Corporation. The Company is engaged in the design, manufacture and marketing of compact, professional electronic test tools. The Company's principal products are portable instruments that measure the magnitude of voltage, current, power quality, frequency, temperature, pressure and other key functional parameters of electronic equipment.

The Company believes that there are a number of key trends occurring throughout the world that are driving the need for portable electronic test tools: increasing device complexity, growing electronic content in existing and new applications, decentralization of electronic systems and increasing reliance on mission critical electronic systems. In addition, the increasing need for companies to improve quality, document compliance with regulatory or industrial standards, and maintain a safe working environment has further increased the need for electronic test tools. These general trends have greatly increased the need for trained technicians to be able to install, maintain and diagnose electrical systems at widespread locations. These trained technicians are responsible for enhancing the up-time of electrical systems and have a new set of needs in the tools they use to perform their jobs. These tools need to be portable, precise, rugged and easy to use. These technicians use these tools to measure electrical parameters across a wide variety of fields and industries.

Fluke's targeted end-users are service, installation and maintenance professionals who use the Company's tools to identify, diagnose and solve electrical problems. Fluke's portable digital multimeters, ScopeMeter (Registered Trademark) test tools and calibration equipment, which have substantial and leading market shares, are used for field testing and verification of a broad range of electronic equipment. The Company has leveraged its competencies and market presence by offering new products for emerging applications. These include products that address local area networks (LANs), process control, data acquisition (temperature control, counting and other unattended data gathering), power analyzers and automotive electronics. The Company also manufactures and markets traditional bench test and measurement instruments, such as bench oscilloscopes.

PRODUCTS AND SERVICES

PRODUCTS

The Company is in a single line of business, the manufacturing and selling of electronic test tools. Although the products vary in capability, sophistication, use, size and price, they all fundamentally test and measure electrical parameters such as voltage, current, resistance, etc.
As of May 1995, the Company offered over 200 product models with over 1,300 options and accessories. These products are divided into two product classes: handheld service tools and benchtop test instruments.
Handheld service tools are typically used in field service applications by technicians to install and troubleshoot electronic and electrical equipment. Most of these tools are sold through indirect distribution channels. Representative products include handheld digital multimeters, ScopeMeter test tools, and LAN testers. Benchtop test instruments are used primarily by engineers and are most often sold through Fluke direct sales channels. Products include bench oscilloscopes, calibrators, data acquisition systems, and generators.

Handheld service tools were approimately 55 percent of the business in 1995, 49 percent in 1994, 50 percent in 1993 and 48 percent in 1992. Benchtop test instruments were approximately 36 percent of the business in 1995, 42 percent in 1994, 41 percent in 1993 and 43 percent in 1992. The remaining business consisted of service and parts for products that the Company sells.

NEW PRODUCTS

Fluke Corporation introduced the following major products in fiscal 1995.

ScopeMeter Series II. Four new models were introduced. ScopeMeter (registered trademark) test tools combine the functions of an oscilloscope with that of a digital multimeter in a handheld instrument.

701/702 Documenting Process Calibrators. These are the first handheld, multifunction calibrators with full documentation capabilities designed specifically for the calibration, troubleshooting and maintenance of process instrumentation.

5500A Multi-Product Calibrator. This is a new class of multifunction calibrator designed for today's increasingly broad calibration needs. It is used to calibrate a wide range of dc/low frequency instrumentation.

860 Series Graphical(Trademark) Multimeters. These test tools combine digital multimeter capabilities with analog, digital and graphical displays. The 860 Series is a family of three instruments.

DSP-100 LAN CableMeter(Trademark). This handheld test tool is designed to meet the soon to be announced standards for testing installed Category 5, ISO and IEC local area networks (LAN) cabling to 100 MHz. The DSP-100 uses a patented digital signal processing (DSP) technology.

NetDAQ(Trademark). These networked data acquisition units are portable, 20-measurement channel front-end data acquisition instruments that connect directly to a PC, or can transmit data via an Ethernet network.

PM3380A CombiScope(Trademark). This is a full function low-cost two channel oscilloscope designed for the engineer.

PM3394A CombiScope(Trademark). This is another oscilloscope in the CombiScope family of instruments that combine digital storage and an analog oscilloscope.

PM 6685R Rubidium Timebase Frequency Counter. This frequency counter has a new atomic reference that makes it the most accurate frequency counter on the market in its price range.

SALES AND DISTRIBUTION

The Company currently markets its products in more than 80 countries through both indirect and direct sales channels. The Company's indirect sales channels, those in which the Company does not invoice the end-user, include industrial distributors, catalog houses, automotive warehouses and electrical wholesalers. The Company's direct sales channels include both the Company's internal sales force, which the Company has in Western Europe, Canada, Japan and Singapore and independent manufacturer's representatives located in the U.S. and many other international markets. Direct and indirect sales channels will typically serve different customers in the same geographic areas.

The Company generally uses indirect distribution for its hand-held service tools. The Company has found that the end-users purchasing these tools often do not require ongoing product support or specific instructions on tool applications. This distribution channel more effectively serves the customers purchasing needs for these products.

The Company uses its direct sales channels primarily for its benchtop test instruments. These products are generally more technically complex products where the customer may require a greater amount of direct contact to close or support a sale. Direct sales channels are also used effectively in 1) those markets in which a substantial knowledge of the end-user's business is required, such as among potential customers for the LANMeter, and 2) in those geographic areas which do not have fully developed indirect distribution channels or where the customer still expects to purchase hand-held service tools through a direct sales force. In May 1995, the Company shifted all of its direct sales responsibilities in the U.S. from an internal sales force to fifteen manufacturer's representatives.

The Company's marketing effort consists principally of advertising in trade publications, appearing at trade shows, and to a lesser extent, utilizing direct mail campaigns.



SUPPLIERS

The Company generally uses standard parts and assemblies available from a number of suppliers. However, some components are only available from a single source. The Company has not experienced significant problems in obtaining sole-source components but typically carries extra inventory of any critical sole-sourced components. Fluke works closely as partners with its suppliers in an effort to assure a continuity of supply even during difficult allocation times. The Company is not aware of any facts which would result in a reduction, interruption or termination in the supply of its sole-sourced components.

PATENTS AND TRADEMARKS

The Company regards elements of its products as proprietary and relies primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures, license agreements and other intellectual property protection methods to protect its proprietary technology. The Company holds or has pending United States and foreign patents to protect product designs, processes and techniques for the duration of their value to the Company. No significant patents have been formally upheld in court and no representation is made as to the validity or the degree of protection afforded by any patent. While the Company considers its existing and pending patents to be important and expects to defend and to continue to apply for patents with respect to any significant developments it regards as patentable, it does not consider its business as dependent to any material extent upon any one or more of such patents, nor would its present business be materially adversely affected if any of the patents were held invalid.The Company also owns trademarks, copyrights and proprietary information, which are considered by the Company to have significant value.

SEASONAL TRENDS AND WORKING CAPITAL REQUIREMENTS

While the Company is subject to minor seasonality effects associated with conducting business in various regions of the world, the impact of these seasonal trends is immaterial to the Company as a whole. The Company does not have any extraordinary working capital requirements.

CUSTOMERS

The Company's customers are generally involved in the installation, service, repair, or calibration of electronic or electrical equipment. They are also involved in research and development activities.

No one customer accounted for more than five percent of the Company's sales in fiscal year 1995.

BACKLOG

The Company's backlog of unfilled orders amounted to $45.1 million as of April 28, 1995, and $37.0 million as of April 29, 1994. The Company expects to satisfy nearly all such unfilled orders in fiscal 1996. The backlog consists of many different customer orders with no one customer being a material component.



COMPETITION

The market for electronic test tools is widely fragmented, consisting of a large number of companies, generally focused on one or a few products or markets. Fluke maintains a broad product offering targeted to many different applications and markets. The Company believes that its products compete principally on the basis of performance, service and warranty, and to a lesser extent, price. While there are numerous firms engaged in the production of electronic test tools, no single company competes with the Company across a substantial portion of its markets. It does, however, have competitors that are substantially larger than the Company and have greater financial resources.

RESEARCH AND DEVELOPMENT

The Company's research activities are directed toward the development of new products that will complement and expand the present product line, and toward the creation of new manufacturing techniques. Research and development expense was $37.7 million for the year ended April 28, 1995 which was 10.0 percent of the Company's fiscal 1995 revenues. Research and development expense was $34.9 million for the year ended April 29, 1994, $13.7 million for the seven months ended ended April 30, 1993 and $22.5 million for the year ended September 1992 which were 9.8, 10.3 and 8.3 percent of the Company's total revenues, respectively. No research contracts are obtained from customers, nor does the Company conduct any research work under government development contracts.

ENVIRONMENTAL CONTROLS

The Company does not anticipate any material effects upon its capital expenditures, earnings or competitive position as a result of compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

EMPLOYEES

The Company had 2,516 full-time employees as of April 28, 1995.

FOREIGN OPERATIONS AND EXPORT SALES

Information related to foreign operations and export sales is incorporated herein by reference to Note 10 of the Consolidated Financial Statements on page 52 of the Company's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this report.

The Company has significant revenues from outside of the United States which increase the complexity and risk to the Company. These risks include increased exposure to the risk of foreign currency fluctuations and the potential economic and political impacts from doing business in foreign countries including changes in labor and tax laws, import and export controls and changes in governmental policies.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers, who serve at the pleasure of the Board of Directors of the Company, as of June 23, 1995, are as follows:



WILLIAM G. PARZYBOK, JR.

Mr. Parzybok, age 53, has been Chairman of the Board, Chief Executive Officer and a Director of the Company since 1991. He previously had been employed for 22 years by the Hewlett-Packard Company where his most recent position was Vice President and General Manager of Engineering Applications Group from 1988 to 1991. Mr. Parzybok serves on the Executive Committee of the Board. He is also a Director of PENWEST, Ltd.

GEORGE M. WINN

Mr. Winn, age 51, has been President, Chief Operating Officer and a Director of the Company since 1982. He previously served as Chief Executive Officer of the Company from 1987 to 1991. Mr. Winn serves on the Executive Committee of the Board. He is also a Director of Heart Technology, Inc.

RICHARD W. VAN SAUN

Mr. Van Saun, age 57, has been a Senior Vice President of the Company and General Manager of the Service Tools Division since 1994. He previously served as Senior Vice President and Group Manager of the Diagnostic Tools Division from 1992 to 1994 and as Vice President and Group Manager of the Service Equipment Group from 1986 to 1992.

RONALD R. WAMBOLT

Mr. Wambolt, age 60, has been a Senior Vice President of the Company and Director of Worldwide Sales and Service since 1991. He previously served as Senior Vice President and Director of Worldwide Sales from 1987 to 1991.

WILLIAM R. HOFFMAN

Mr. Hoffman, age 59, is a Vice President of the Company and Manager of Corporate Services. He is also General Manager of Calibration for the Verification Tools Division. He previously served as Vice President of Marketing Services and the Philips T&M Group from 1991 to 1992, and as Vice President of the Company and Group Manager of the Philips T&M Group from 1987 to 1991.

DAVID E. KATRI

Mr. Katri, age 45, has been a Vice President of the Company and General Manager of the Verification Tools Division since 1992. He previously served as Vice President of the Company and Group Manager of the Manufacturing/R&D Group from 1991 to 1992, and as Group Manager of the Manufacturing/R&D Group from 1988 to 1990.

DOUGLAS G. MCKNIGHT

Mr. McKnight, age 46, has served as Vice President, General Counsel of the Company since 1986 and as Corporate Secretary since 1983.

PATRICK J. O'HARA

Mr. O'Hara, age 42, has been Vice President, Human Resources and Facilities
Manager of the Company since September, 1994.   He previously served as
Deputy Director of Human Resources at the Los Alamos National Laboratory from 1993 to 1994, and prior to that, as Site Human Resources Manager of the T.J. Watson Research Center of IBM Corporation from 1990 to 1993.

BARRY L. ROWAN

Mr. Rowan, age 38, has been Vice President and Chief Financial Officer of
the Company since 1992.   He previously had been employed by Comlinear
Corporation where he served as President from 1989 to 1991.

JOHN R. SMITH

Mr. Smith, age 54, has been Vice President, Treasurer of the Company since
1987.


ITEM 2 - PROPERTIES

The Company owns approximately 162 acres of real estate near Everett, Washington, the site of its corporate headquarters and U.S. manufacturing, warehousing and distribution facilities. These facilities are housed in six separate facilities consisting of approximately 480,000 square feet, 200,000 square feet and four smaller facilities totaling 77,800 square feet. The Company also owns a 25,000 square foot service facility situated on 1.5 acres in Paramus, New Jersey and a 27,000 square foot service facility situated on 4.8 acres in Palatine, Illinois. All facilities owned by the Company are insured at their estimated replacement cost.

The Company leases three facilities in The Netherlands, consisting of a 138,400 square foot engineering and manufacturing facility located at Almelo, a 17,600 square foot European headquarters and a 10,700 square foot service facility both located at Eindhoven. These properties could be duplicated, if necessary, with some disruption to operations. The Company has approximately 189,300 square feet of additional leased facilities throughout the world which are utilized for sales and service. The Company believes that its existing facilities are in good condition and are suitable and adequate for its business.

ITEM 3 - LEGAL PROCEEDINGS

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information required by this Item is incorporated herein by reference to Stock Price Information on page 58 of the Company's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to the Financial Summary on pages 56 and 57 of the Company's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 28 through 33 of the Company's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 34 through 53 and the Selected Quarterly Financial Data (unaudited) on page 58 of the Company's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10 - DIRECTORS OF THE REGISTRANT

The information required by this Item relating to Directors is incorporated herein by reference to pages 3 through 7 of the Company's proxy statement dated July 25, 1995, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to pages 7 through 9 of the Company's proxy statement dated July 25, 1995, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to pages 2 and 3 of the Company's proxy statement dated July 25, 1995, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to page 11 of the Company's proxy statement dated July 25, 1995, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)    Financial Statements of the Company

The following financial statements of Fluke Corporation and Subsidiaries are incorporated herein by reference to pages 34 through 58 of the Company's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this report.

1.  Consolidated Balance Sheets as of April 28, 1995 and April 29, 1994.

2. Consolidated Statements of Income for the year ended April 28, 1995, the year ended April 29, 1994, for the seven months ended April 30, 1993 and the year ended September 25, 1992.

3. Consolidated Statements of Cash Flows for the year ended April 28, 1995, the year ended April 29, 1994, for the seven months ended April 30, 1993 and the year ended September 25, 1992.

4. Consolidated Statements of Stockholders' Equity for the year ended April 28, 1995, the year ended April 29, 1994, for the seven months ended April 30, 1993 and the year ended September 25, 1992.

5.  Notes to Consolidated Financial Statements.

  (a)(2)     Financial Statement Schedules

The following additional information should be read in conjunction with the Consolidated Financial Statements of the Company described in Item 14
(a)(1):

Schedule II              Valuation and Qualifying Accounts

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

(a)(3) Index to Exhibits

Exhibit                                                         Page No.
No.     Exhibit                                               Sequential
                                                        Numbering System

3.    Articles of Incorporation and Bylaws

3.1 Restated copy of Articles of Incorporation as amended on August 11, 1993 (incorporated by reference to Exhibit 3.1 of the Company's Form 10-K Report for the Fiscal Year ended April 29,
      1994).

3.2   Conformed Copy of Bylaws as amended through January 16, 1995

4.    Instruments Defining the Rights of Security Holders, Including
      Indentures

4.1 Stockholders Rights Plan (incorporated by reference to the Company's Form 8A Report dated July 11, 1988), the First Amendment to the Stockholders Rights Plan (incorporated by reference to the Company's Form 8A Report dated May 2, 1989) and the Second Amendment to the Stockholders Rights Plan
     (incorporated by reference to the Company's Form 8A report dated February 15, 1990).

10.   Material Contracts

10.1 1990 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.11 of the Company's Form 10-K Report for the Fiscal Year ended September 27, 1991).

10.2 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K Report for the Fiscal Year ended September 27, 1991).

10.3  Employment Agreement dated September 5, 1991 between the
      Company and William G. Parzybok, Jr. (incorporated by reference to Exhibit 10.7 of the Company's Form 10K Report for the Fiscal Year ended September 27, 1992).

10.4  Employment Agreement dated September 5, 1991 between the
      Company and George M. Winn (incorporated by reference to
      Exhibit 10.8 of the Company's Form 10K Report for the Fiscal Year ended September 27, 1992).

10.5  Employment Agreement dated September 5, 1991 between the
      Company and Ronald R. Wambolt (incorporated by reference to
      Exhibit 10.9 of the Company's Form 10K Report for the Fiscal Year ended September 27, 1992).

10.6  Employment Agreement dated September 5, 1991 between the
      Company and Richard W. Van Saun (incorporated by reference to
      Exhibit 10.10 of the Company's Form 10K Report for the Fiscal Year ended September 27, 1992).

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

10.11 Fluke Corporation 1988 Stock Incentive Plan of the Company as amended on June 10, 1993 by stockholders on September 29, 1993
     (incorporated by reference to Exhibit 10.11 of the Company's
      Form 10-K Report for the Fiscal Year ended April 29, 1994

10.12 Deferred Compensation Plan for Directors of Fluke Corporation as amended on April 29, 1994 (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K Report for the Fiscal Year ended April 29, 1994).

10.13 Fluke Corporation Supplemental Retirement Income Plan as amended on June 22, 1994 (incorporated by reference to Exhibit
      10.13 of the Company's Form 10-K Report for the Fiscal Year ended April 29, 1994).

11    Computation of Earnings Per Share

13    1995 Annual Report to Stockholders

18 Preferability letter from Ernst and Young, independent auditors, dated July 22, 1993 regarding Change in Accounting Principle (incorporated by reference to Exhibit 18 of the Company's Form 10-K Report for the Fiscal Year ended April 30,
      1993).

21    Subsidiaries

23.1  Consent of Ernst & Young LLP, independent auditors, dated July 27,
      1995



Item 14 (b)Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the Company's Fiscal Year ended April 28, 1995.

Item 14 (c)Exhibits:  See "Index to Exhibits" at Item 14(a)(3) above.

Item 14 (d)Financial Statement Schedules: Schedules required to be filed in response to this portion of Item 14 are listed above in Item 14 (a)(2).


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUKE CORPORATION
(Registrant)

/s/ George M. Winn                           President
    George M. Winn             Chief Operating Officer          July 25, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                         Title                   Date
/s/ William G. Parzybok, Jr.      Chairman of the Board          July 25, 1995
    William G. Parzybok, Jr.    Chief Executive Officer
/s/ George M. Winn           President, Chief Operating          July 25, 1995
    George M. Winn                 Officer and Director
/s/ Barry L. Rowan                       Vice President          July 25, 1995
    Barry L. Rowan              Chief Financial Officer
/s/ John R. Smith             Vice President, Treasurer          July 25, 1995
    John R. Smith              Chief Accounting Officer
/s/ J. Peter Bingham                           Director          July 25, 1995
    J. Peter Bingham
/s/ Philip M. Condit                           Director          July 25, 1995
    Philip M. Condit
/s/ John D. Durbin                             Director          July 25, 1995
    John D. Durbin
/s/ David L. Fluke                             Director          July 25, 1995
    David L. Fluke
/s/ John M. Fluke, Jr.                         Director          July 25, 1995
    John M. Fluke, Jr.
/s/ Robert S. Miller, Jr.                      Director          July 25, 1995
    Robert S. Miller, Jr.
/s/ William H. Neukom                          Director          July 25, 1995
    William H. Neukom
/s/ Dr. David S. Potter                        Director          July 25, 1995
    Dr. David S. Potter
/s/ N. Stewart Rogers                          Director          July 25, 1995
    N. Stewart Rogers
/s/ Stephen C. Tumminello                      Director          July 25, 1995
    Stephen C. Tumminello
/s/ James E. Warjone                           Director          July 25, 1995
    James E. Warjone


Schedule VIII
                                   VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
                                                     <F1>
                                                   Column C
Column A                              Column B    Additions    Column D     Column F
                                    Balance at   Charged to               Balance at
                                     Beginning    Costs and       <F2>        End of
Classification                       of Period      Expense  Deductions       Period
Year ended September 25, 1992:
Allowance for Doubtful
  Accounts Receivable                     $454         $228        $276         $406

Seven months ended April 30, 1993:
Allowance for Doubtful
  Accounts Receivable                     $406         $121        $ 51         $476

Year ended April 29, 1994:
Allowance for Doubtful
  Accounts Receivable                     $476         $440        $330         $586

Year ended April 28, 1995:
Allowance for Doubtful
  Accounts Receivable                     $586         $820        $265       $1,141

<F1> Column C(2) has been omitted because the answer would be none.
<F2> Write-off of uncollectible accounts receivable less recoveries.