Form 10-Q
period 1995-07-28
FLUKE CORP
filed 1995-09-08
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 28, 1995

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

Yes        X        No


As of August 25, 1995, there were 8,030,426 shares of $0.25 par value common stock outstanding.



INDEX
Fluke Corporation

PART I.    FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets as of July 28, 1995 and
           April 28, 1995

           Consolidated Statements of Income for the quarters ended July 28, 1995 and July 29, 1994

           Consolidated Statements of Cash Flows for the quarters ended July 28, 1995 and July 29, 1994

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

unaudited (in thousands except shares)
                                                July 28, 1995   April 28, 1995
ASSETS
Current Assets
  Cash and cash equivalents                         $  20,513        $  28,880
  Accounts receivable, less allowances                 69,897           77,222
  Inventories                                          57,629           53,908
  Deferred income taxes                                15,082           15,159
  Prepaid expenses and other current assets            12,215            7,556
     Total Current Assets                             175,336          182,725

Property, Plant and Equipment
  Land                                                  5,979            5,979
  Buildings                                            47,181           47,235
  Machinery and equipment                             106,286          103,968
  Construction in progress                              1,538            2,298
  Less accumulated depreciation                      (100,298)         (97,611)
     Net Property, Plant and Equipment                 60,686           61,869
Goodwill and Other Intangibles                         22,851           23,033
Other Assets                                            7,592            7,895
Total Assets                                        $ 266,465        $ 275,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                  $  15,370        $  17,080
  Accrued liabilities                                  31,065           38,733
  Income taxes payable                                  2,170            3,307
  Current maturities of long-term obligations             234              230
     Total Current Liabilities                         48,839           59,350

Long-term Obligations                                  17,279           21,613
Deferred Income Taxes                                  10,755            9,409
Other Liabilities                                      10,035            9,870
     Total Liabilities                                 86,908          100,242

Stockholders' Equity
  Common stock                                          1,996            1,975
  Additional paid-in capital                           61,766           60,006
  Retained earnings                                   110,008          107,089
  Less nonvested shares                                  (150)            (145)
  Cumulative translation adjustment                     5,937            6,355
     Total Stockholders' Equity                       179,557          175,280
Total Liabilities and Stockholders' Equity          $ 266,465        $ 275,522

Total Shares Outstanding                            7,983,466        7,898,674





                      CONSOLIDATED STATEMENTS OF INCOME
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares and per share amounts)
                                                               QUARTER ENDED
                                                     July 28, 1995   July 29,1994
Revenues                                                 $  98,714      $  86,000
Cost of Goods Sold                                          47,387         43,178
Gross Margin                                                51,327         42,822
Operating Expenses
  Marketing and administrative                              35,137         30,571
  Research and development                                  10,025          9,117
     Total Operating Expenses                               45,162         39,688
Operating Income                                             6,165          3,134
Non-Operating Expenses (Income)
  Interest Expense                                             296            315
  Other                                                       (578)        (1,054)
     Total Non-Operating
       Expenses (Income)                                      (282)          (739)

Income Before Income Taxes                                   6,447          3,873
Provision for Income Taxes                                   2,321          1,472
Net Income                                               $   4,126      $   2,401

Earnings Per Share                                       $    0.50      $    0.30
Net Income as a Percentage of Revenues                        4.18%          2.79%
Average Shares and Share
  Equivalents Outstanding                                8,282,025      8,067,538
Cash Dividends Per Share                                 $    0.15      $    0.14




                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands)
                                                          QUARTER ENDED
                                                July 28, 1995    July 29, 1994
Operating Activities
Net Income                                            $ 4,126          $ 2,401
Items not affecting cash:
  Depreciation and amortization                         4,249            4,535
  Deferred income tax                                   1,378              253
  Stock awards                                             21               45
  Accrued pension                                         112              353
  Loss (gain) on disposal of property, plant
     and equipment                                         14             (133)
Net change in:
  Accounts receivable                                   7,458            3,454
  Inventories                                          (3,872)            (704)
  Prepaid expenses                                     (4,681)            (419)
  Accounts payable                                     (1,649)          (5,889)
  Accrued liabilities                                  (7,644)          (5,015)
  Income taxes payable                                 (1,488)            (324)
  Other assets and liabilities                           (320)           1,071
Net Cash Used By Operating Activities                  (2,296)            (372)

Investing Activities
Additions to property, plant and equipment             (2,475)          (4,466)
Proceeds from disposal of property, plant
     and equipment                                         53              603
Net Cash Used By Investing Activities                  (2,422)          (3,863)

Financing Activities
Proceeds from stock options                             1,676               14
Proceeds from long-term obligations                       ---           11,198
Payments on long-term obligations                      (4,136)             ---
Cash dividends paid                                    (1,106)          (1,027)
Repurchase of common stock                                ---           (4,579)
Net Cash Provided (Used) By Financing
     Activities                                        (3,566)           5,606

Effect of Foreign Currency Exchange Rates on
     Cash and Cash Equivalents                            (83)             878

Net Increase (Decrease) In Cash and Cash
     Equivalents                                       (8,367)           2,249
Cash and Cash Equivalents at Beginning of Period       28,880            6,520
Cash and Cash Equivalents at End of Period            $20,513          $ 8,769

Supplemental Cash Flow Information
     Income Taxes Paid                                $ 2,345          $   549
     Interest Paid                                    $   328          $   315




                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Fluke Corporation and Subsidiaries

1. The accompanying unaudited Consolidated Financial Statements do not purport to be full presentations and do not include all information and disclosures required for fair presentation by generally accepted accounting principles, but rather include only that information required by the instructions to Form 10-Q. However, in the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Consolidated Balance Sheets of the Company at July 28, 1995 and April 28, 1995 and the Consolidated Statements of Income and the Statements of Cash Flows for the quarters ended July 28, 1995 and July 29, 1994.

2. The results of operations for the quarter ended July 28, 1995 are not necessarily indicative of the results to be expected for the full year.

3. The Company paid a $0.14 per share quarterly cash dividend on May 18, 1995 to stockholders of record on April 28, 1995. On June 21, 1995, the Company's Board of Directors declared a $ 0.15 per share quarterly cash dividend for stockholders of record on July 28, 1995 which was paid on August 18, 1995.

4.  The components of inventories are as follows:

(in thousands)
                                         July 28, 1995     April 28, 1995
Finished Goods                                 $18,185            $17,483
Work-in-Process                                 10,251             10,818
Purchased Parts and Materials                   29,192             25,607
Total Inventories                              $57,629            $53,908




Item 2      MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                 Fluke Corporation and Subsidiaries

RESULTS OF OPERATIONS

Revenues of $98.7 million for the quarter ended July 28, 1995 were 15 percent higher than the revenues of $86.0 million for the quarter ended July 29, 1994. All geographic regions experienced growth in revenues. Revenues in the United States increased 6 percent while revenues from international markets increased 23 percent. European revenues, in U.S dollar terms, increased 15 percent in the quarter ended July 28, 1995 over the quarter ended July 29, 1994. Approximately 14 percent of the increase is the result of changes in European currencies which strengthened compared to a year ago. International revenues from outside of Europe increased 39 percent, of which approximately 6 percent resulted from strengthening foreign currencies. The People's Republic of China, several Asian countries, and Canada had particularily strong growth.

Cost of goods sold increased 10 percent in the quarter ended July 28, 1995 over the quarter ended July 29, 1994. Approximately 6 percent of the increase is related to the strengthening foreign currencies. Cost of goods sold, as a percentage of revenues, decreased from 50 percent in the quarter ended July 29, 1994 to 48 percent in the quarter ended July 28, 1995. The decline is partially due to declining volumes of some older products which have lower margins and replacing them with higher margin products that are aligned with the Company's mission.

Gross margin increased 20 percent on the 15 percent increase in revenues as a result of the factor mentioned in the cost of goods sold discussion. The strengthening foreign currencies also contributed to the increase in gross margin. Gross margin increased from 50 percent of revenues in the quarter end July 29, 1994 to 52 percent of revenues in the current quarter.

Operating expenses increased 14 percent in the quarter ended July 28, 1995 over the quarter ended July 29, 1994. Approximately half of the increase was due to strengthening foreign currencies. Research and development expense increased 10 percent and marketing and administrative expense increased 15 percent. Excluding the effect of currency movements, the increase in marketing and administrative expense was due partially to increased selling costs in some foreign operations and increases in marketing expense for new products. The increase in research and development expense, excluding the effect of currency movements, was impacted by increased development efforts associated with the introduction of new automotive products.

The change in net nonoperating expense was primarily a result of foreign exchange gains recognized in the quarter ended July 29, 1994 that were not recognized in the current quarter.



The effective tax rate for the quarter ended July 28, 1995 was 36.0 percent compared to 38.0 percent for the quarter ended July 29, 1994. The decrease in the effective tax rate is primarily due to an anticipated lower effective tax rate in the Company's foreign operations in fiscal 1996. In fiscal 1995, several European operations incurred tax losses with no recognized tax benefit, which caused the effective tax rate of the combined European operations to be higher than average statutory rates. In fiscal 1996 it is anticipated that these foreign operations will generate income which will normalize the overall effective tax rate.

Net income and earnings per share increased 72 percent and 67 percent, respectively, in the quarter ended July 28, 1995 over the quarter ended July 29, 1994. The Company's revenue growth and improvement in gross margin are the primary drivers for the increase in net income. In addition the Company remains committed to maintaining a modest level of expense growth.

LIQUIDITY AND CAPITAL RESOURCES

The cash position of the Company has continued to remain strong even through the first quarter, which is traditionally the quarter with the highest use of cash. The borrowing under the Company's long-term line of credit was approximately $17 million as of July 28, 1995. The borrowings are being utilized primarily for working capital requirements in the European operations. It is expected that these borrowings will be repaid with cash generated from operations.

The Company made capital expenditures of $2.5 million in the quarter ended July 28, 1995 compared to $4.5 million in the quarter ended July 29, 1994. In fiscal 1994 manufacturing equipment accounted for the higher level of capital expenditures. There were no major acquisitions in the quarter ended July 28, 1995.

The current ratio was 3.59 to 1 at July 28, 1995 and 3.08 to 1 at April 28, 1995. The increase is due to the lower level of current liabilities which was caused in part by a reduction in accounts payable and accrued expenses, primarily compensation accruals.

The Company has a program to hedge some of its foreign exchange exposure using forward exchange contracts. Under the Comany's program the contracts can not be speculative and are limited to actual currency risk. The Company does not currently use any other form of derivatives in managing its financial risk.



PART II.  OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

    (a)    Exhibits

           Exhibit 11 - Computation of Earnings Per Share

    (b)    Reports on Form 8-K

           Report on Form 8-K, dated June 8, 1995 that was filed on June 9, 1995.

           Item reported on Form 8-K:

              1) Press release regarding the fourth quarter and fiscal
                 1995 operating results.



                                  SIGNATURES
                      Fluke Corporation and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FLUKE CORPORATION
                                  Registrant

         September 7, 1995                   /s/John R. Smith
              Date                              John R. Smith
                                          Vice President, Treasurer
                                          Chief Accounting Officer