Form 10-Q
period 1995-10-27
FLUKE CORP
filed 1995-12-08
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 27, 1995

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

Yes        X        No


As of November 24, 1995, there were 8,047,383 shares of $0.25 par value common stock outstanding.



                           FLUKE CORPORATION

INDEX


PART I.     FINANCIAL INFORMATION

Item 1     Financial Statements

Consolidated Balance Sheets as of October 27, 1995 and April 28, 1995

Consolidated Statements of Income for the quarter and two quarters ended October 27, 1995 and October 28, 1994

Consolidated Statements of Cash Flows for the two quarters ended October 27, 1995 and October 28, 1994

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

unaudited (in thousands except shares)
                                                   10/27/95          4/28/95
ASSETS
Current Assets
  Cash and cash equivalents                       $  24,397        $  28,880
  Accounts receivable, less allowances               76,313           77,222
  Inventories                                        58,256           53,908
  Deferred income taxes                              14,034           15,159
  Prepaid expenses and other current assets          13,764            7,556
     Total Current Assets                           186,764          182,725

Property, Plant and Equipment
  Land                                                5,980            5,979
  Buildings                                          47,327           47,235
  Machinery and equipment                           107,672          103,968
  Construction in progress                            2,845            2,298
  Less accumulated depreciation                    (103,088)         (97,611)
     Net Property, Plant and Equipment               60,736           61,869
Goodwill and Other Intangibles                       22,105           23,033
Other Assets                                          7,054            7,895
Total Assets                                      $ 276,659        $ 275,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $  15,263        $  17,080
  Accrued liabilities                                36,957           38,733
  Income taxes payable                                2,226            3,307
  Current maturities of long-term obligations           235              230
     Total Current Liabilities                       54,681           59,350

Long-term Obligations                                17,017           21,613
Deferred Income Taxes                                10,730            9,409
Other Liabilities                                     9,656            9,870
     Total Liabilities                               92,084          100,242

Stockholders' Equity
  Common stock                                        2,012            1,975
  Additional paid-in capital                         62,895           60,006
  Retained earnings                                 113,899          107,089
  Less cost of non-vested shares                       (151)            (145)
  Cumulative translation adjustment                   5,920            6,355
     Total Stockholders' Equity                     184,575          175,280
Total Liabilities and Stockholders' Equity        $ 276,659        $ 275,522

Total Shares Outstanding                          8,048,677        7,898,674




                      CONSOLIDATED STATEMENTS OF INCOME
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares and per share amounts)
                                       QUARTER ENDED      TWO QUARTERS ENDED
                                 10/27/95   10/28/94    10/27/95    10/28/94
Revenues                        $ 102,872   $ 91,569  $ 201,586   $ 177,569
Cost of Goods Sold                 50,088     45,364     97,475      88,542
Gross Margin                       52,784     46,205    104,111      89,027
 Operating Expenses
  Marketing and administrative     35,045     32,538     70,182      63,024
  Research and development          9,131      9,364     19,156      18,481
     Total Operating Expenses      44,176     41,902     89,338      81,505
Operating Income                    8,608      4,303     14,773       7,522
Non-Operating Expenses (Income)
  Interest Expense                    559        406        855         721
  Other                                98     (1,202)      (480)     (2,171)
     Total Non-Operating
       Expenses (Income)              657       (796)       375      (1,450)

Income Before Income Taxes          7,951      5,099     14,398       8,972
Provision for Income Taxes          2,862      1,937      5,183       3,409
Net Income                          5,089      3,162      9,215       5,563

Earnings Per Share               $   0.61  $    0.40   $   1.11    $   0.69
Net Income as a
 Percentage of Revenues              4.95%      3.45%      4.57%       3.13%
Average Shares and Share
  Equivalents Outstanding       8,303,101  7,981,902  8,272,298   8,022,837
Cash Dividends Per Share        $    0.15  $    0.14  $    0.30   $    0.28




                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands)
                                                       TWO QUARTERS ENDED
                                                    10/27/95         10/28/94
Operating Activities
Net Income                                          $ 9,215          $ 5,563
Items not affecting cash:
  Depreciation and amortization                       8,469            7,729
  Deferred income tax                                 2,405              220
  Stock awards                                           53               88
  Gain on disposal of property, plant
     and equipment                                      (68)            (518)
Net change in:
  Accounts receivable                                   890              997
  Inventories                                        (4,567)             407
  Prepaid expenses                                   (6,247)            (681)
  Accounts payable                                   (1,651)          (4,676)
  Accrued liabilities                                (1,689)          (2,778)
  Accrued liabilities related to restructuring          ---             (557)
  Accrued Pension                                       113              696
  Income taxes payable                               (1,441)             304
  Other assets and liabilities                         (263)             223
Net Cash Provided by Operating Activities             5,219            7,017

Investing Activities
Additions to property, plant and equipment           (6,146)          (9,627)
Proceeds from disposal of property, plant
     and equipment                                      201            1,420
Net Cash Used By Investing Activities                (5,945)          (8,207)

Financing Activities
Proceeds from long-term obligations                     ---           16,401
Payments on long-term obligations                    (4,152)          (5,891)
Cash dividends paid                                  (2,303)          (2,112)
Repurchase of common stock                              ---           (4,579)
Proceeds from issuance of common stock                2,818              116
Net Cash Provided (Used) By Financing
     Activities                                      (3,637)           3,935

Effect of Foreign Currency Exchange Rates on
     Cash and Cash Equivalents                         (120)             670

Net Increase (Decrease) In Cash and Cash
     Equivalents                                     (4,483)           3,415
Cash and Cash Equivalents at Beginning of Period     28,880            6,520
Cash and Cash Equivalents at End of Period         $ 24,397          $ 9,935

Supplemental Cash Flow Information
     Income Taxes Paid                              $ 6,151          $ 2,064
     Interest Paid                                  $   872          $   722




                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Fluke Corporation and Subsidiaries

1. The accompanying unaudited Consolidated Financial Statements do not purport to be full presentations and do not include all information and disclosures required for fair presentation by generally accepted accounting principles, but rather include only that information required by the instructions to Form 10-Q. However, in the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Consolidated Balance Sheets of the Company at October 27, 1995 and April 28, 1995 and the Consolidated Statements of Income for the quarter and two quarters ended October 27, 1995 and October 28, 1994 and the Statements of Cash Flows for the two quarters ended October 27, 1995 and October 28, 1994.

2. The results of operations for the quarter ended October 27, 1995 are not necessarily indicative of the results to be expected for the full year.

3. The Company paid a $0.15 per share quarterly cash dividend on August 15, 1995 to stockholders of record on July 28, 1995. On September 13, 1995, the Company's Board of Directors declared a $ 0.15 per share quarterly cash dividend for stockholders of record on October 27, 1995 which was paid on November 17, 1995.

4.  The components of inventories are as follows:

(in thousands)
                                      October 27, 1995     April 28, 1995
Finished Goods                                 $19,852            $17,483
Work-in-Process                                 10,445             10,818
Purchased Parts and Materials                   27,959             25,607
Total Inventories                              $58,256            $53,908

5. Certain items from the quarter ended October 28, 1994 have been reclassified to conform to the presentation of the quarter ended October 27, 1995 with no effect on previously reported net income.




Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                 Fluke Corporation and Subsidiaries

RESULTS OF OPERATIONS


Revenues of $102.9 million in the quarter ended October 27, 1995 were 12 percent greater than the revenues of $91.6 million in the quarter ended October 28, 1994. The increase in revenues was led by a 25 percent increase in revenues from outside the United States. Revenues in the United States decreased 2 percent. Revenues of $201.6 million in the two quarters ended October 27, 1995 were 14 percent greater than the $177.6 million in the two quarters ended October 28, 1994. For the two quarter period, revenues from outside the United States increased 24 percent while revenues in the U.S. increased by 2 percent.

For the quarter, the 25 percent increase in international revenues resulted from a 26 percent increase in Europe and a 22 percent increase in other international markets. Approximately one half of the increase in European revenues was a result of converting the local currency revenues to the weaker U.S. dollar in the quarter ended October 27, 1995. The other international markets were not significantly impacted by currency movements. The increase in international markets, when exluding the currency impact, was led by products introduced in the last two years, with a number of countries in Europe and in Asia having significant increases. For the two quarter period, European revenues increased 21 percent and revenues from non European international markets, lead by southeast Asian countries, increased 30 percent.

The decline in revenues in the U.S. in the quarter ended October 27, 1995 from the quarter ended October 28, 1994 was the result of various factors. In the quarter ended October 27, 1995, revenues from some of the new products did not meet expectations in the U.S., and some of the Company's general purpose test tools sold through distribution experienced a decline in sales volumes. Sales in the U.S. are made through a number of different sales channels. In the fourth quarter of fiscal 1995, one of these channels, the Company's direct sales force, was transferred to a number of independent sales representatives. It is expected that these sales representatives will provide better coverage of the Company's customers for products sold through this channel. However, there are still some effects of the transition as sales through the sales representatives in the quarter ended October 27, 1995 did not show any growth over the revenues recorded by the Company's direct sales force in the quarter ended October 28, 1994. For the two quarter period, revenues in the U.S. had only minimal growth for the reasons mentioned above.

Cost of goods sold continues to decline as a percentage of revenues. This improvement is attributable to the revenue growth of new products, which generally have higher gross margins than some of the older products. The improvement in the cost of goods sold has led to gross margin as a percentage of revenues increasing to 51 percent and 52 percent in the quarter and two quarters ended October 27, 1995.



Operating expenses increased 5 percent in the quarter ended October 27, 1995 over the quarter ended October 28, 1994, with marketing and administrative expense increasing 8 percent and research and development expense decreasing 3 percent. The increase in marketing and administrative expense was due to increased marketing costs for the recently introduced products and the currency impact of converting the expenses of international operations to U.S. dollars in the quarter ended October 27, 1995. The decrease in research and development expense was due to a smaller number of new products nearing completion than in the second quarter of last year. For the two quarter period ended October 27, 1995, operating expenses increased 10 percent over the two quarter period ended October 28, 1994, with marketing and administrative expense increasing 11 percent and research and development expense increasing 4 percent. The impact of stronger foreign currencies when converting the expense of international operations to U.S. dollars caused some of the increase. Also contributing to the higher expenses in fiscal 1996 were development expenses for new automotive products in the first quarter and higher marketing costs for new product introductions in fiscal 1996.

Operating income increased 100 percent in the quarter ended October 27, 1995 over the quarter ended October 28, 1994 and 96 percent for the two quarter periods, respectively. The revenue growth coupled with improved gross margin and continued emphasis on expense control has led to this improvement.

The change in non operating expense in the quarter and two quarter periods ended October 27, 1995 from the quarter and two quarter periods ended October 28, 1994 was due primarily to currency gains incurred a year ago that were not duplicated this year.

The estimated effective annual tax rate of 36 percent in fiscal 1996 is lower than the effective annual tax rate of 38 percent in fiscal 1995. The rate in fiscal 1995 was higher than the U.S. statutory rate due to losses in some European countries which increases the effective rate. These countries are not expected to incur losses this year.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated strong cash flow during the first two quarters of fiscal 1996. The Company maintains lines of credit to finance occasional working capital needs and potential business opportunities. The long term obligations on the balance sheet are being used to finance the European working capital requirements. The Company has renewed its $30 million domestic line of credit for an additional three years.

The Company made capital expenditures of $3.6 million and $6.1 million in the quarter and two quarters ended October 27, 1995, respectively, compared to $5.1 million and $9.6 million in the quarter and two quarters ended October 28, 1994. In fiscal 1995, investments in computer systems for the European operations caused the higher expenditure level.

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





PART II.  OTHER INFORMATION

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Fluke Corporation and Subsidiaries

At the Annual Meeting of Stockholders of the Company held on September 13, 1995, the stockholders voted to elect the following Directors to serve terms as noted below:

DIRECTOR                       TOTAL VOTE            TOTAL VOTE WITHHELD
                        FOR EACH DIRECTOR             FROM EACH DIRECTOR

For a one year term expiring at the 1996 Annual Meeting:

William H. Neukom               7,649,154                          3,882

For three year terms expiring at the 1998 Annual Meeting:

J. Peter Bingham                7,541,842                          3,882
William G. Parzybok, Jr.        7,633,424                          3,882
James E. Warjone                7,700,963                          3,882
George M. Winn                  7,632,543                          3,882

Continuing Directors

Philip M. Condit                Robert S. Miller, Jr.
John D. Durbin                  N. Stewart Rogers
David L. Fluke                  Stephen C. Tumminello
John M. Fluke, Jr.

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

                               FLUKE CORPORATION
                                  Registrant

         December 7, 1995                    /s/John R. Smith
              Date                              John R. Smith
                                          Vice President, Treasurer
                                          Chief Accounting Officer