Form 10-Q
period 1996-01-26
FLUKE CORP
filed 1996-03-07
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 26, 1996

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

Yes        X        No


As of February 23, 1996, there were 8,067,065 shares of $0.25 par value common stock outstanding.

INDEX
Fluke Corporation

PART I.     FINANCIAL INFORMATION

Item 1     Financial Statements

Consolidated Balance Sheets as of January 26, 1996 and April 28, 1995

Consolidated Statements of Income for the quarter and three quarters ended January 26, 1996 and January 27, 1995

Consolidated Statements of Cash Flows for the three quarters ended January 26, 1996 and January 27, 1995

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

unaudited (in thousands except shares)
                                                   01/26/96          4/28/95
ASSETS
Current Assets
  Cash and cash equivalents                       $  29,349        $  28,880
  Accounts receivable, less allowances               71,056           77,222
  Inventories                                        58,713           53,908
  Deferred income taxes                              13,895           15,159
  Prepaid expenses and other current assets          12,380            7,556
     Total Current Assets                           185,393          182,725

Property, Plant and Equipment
  Land                                                5,801            5,979
  Buildings                                          46,230           47,235
  Machinery and equipment                           109,382          103,968
  Construction in progress                            2,072            2,298
  Less accumulated depreciation                    (105,368)         (97,611)
     Net Property, Plant and Equipment               58,117           61,869
Goodwill and Other Intangibles                       20,265           23,033
Other Assets                                          6,867            7,895
Total Assets                                      $ 270,642        $ 275,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $  13,702        $  17,080
  Accrued liabilities                                36,324           38,733
  Income taxes payable                                2,476            3,307
  Current maturities of long-term obligations           219              230
     Total Current Liabilities                       52,721           59,350

Long-term Obligations                                10,741           21,613
Deferred Income Taxes                                10,597            9,409
Other Liabilities                                    10,020            9,870
     Total Liabilities                               84,079          100,242

Stockholders' Equity
  Common stock                                        2,013            1,975
  Additional paid-in capital                         63,077           60,006
  Retained earnings                                 118,673          107,089
  Less cost of non-vested shares                       (148)            (145)
  Cumulative translation adjustment                   2,948            6,355
     Total Stockholders' Equity                     186,563          175,280
Total Liabilities and Stockholders' Equity        $ 270,642        $ 275,522

Total Shares Outstanding                          8,051,825        7,898,674


                      CONSOLIDATED STATEMENTS OF INCOME
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares and per share amounts)
                                       QUARTER ENDED    THREE QUARTERS ENDED
                                 01/26/96   01/27/95   01/26/96     01/27/95
Revenues                         $105,701   $ 99,090   $ 307,287   $ 276,659
Cost of Goods Sold                 50,868     48,196     148,343     136,738
Gross Margin                       54,833     50,894     158,944     139,921
 Operating Expenses
  Marketing and administrative     36,189     33,364     106,371      96,473
  Research and development          9,231      9,197      28,387      27,678
     Total Operating Expenses      45,420     42,561     134,758     124,151
Operating Income                    9,413      8,333      24,186      15,770
Non-Operating Expenses (Income)
  Interest Expense                    341        416       1,196       1,137
  Other                              (274)     1,101        (754)     (1,155)
     Total Non-Operating
       Expenses (Income)               67      1,517         442         (18)

Income Before Income Taxes          9,346      6,816      23,744      15,788
Provision for Income Taxes          3,365      2,591       8,548       6,000
Net Income                          5,981      4,225      15,196       9,788

Earnings Per Share               $   0.72   $   0.53   $    1.84   $    1.22
Net Income as a
 Percentage of Revenues              5.66%      4.26%       4.95%       3.54%
Average Shares and Share
  Equivalents Outstanding       8,277,702  7,978,789   8,271,783   8,003,680
Cash Dividends Per Share        $    0.15  $    0.14   $    0.45   $    0.42

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands)
                                                     THREE QUARTERS ENDED
                                                   01/26/96         01/27/95
Operating Activities
Net Income                                          $15,196          $ 9,788
Items not affecting cash:
  Depreciation and amortization                      12,636           11,194
  Deferred income tax                                 2,118              398
  Stock awards                                           86              140
  Loss (gain) on disposal of property, plant
     and equipment                                       84             (312)
Net change in:
  Accounts receivable                                 4,499            3,393
  Inventories                                        (6,540)           4,383
  Prepaid expenses                                   (5,049)           1,535
  Accounts payable                                   (2,936)          (6,225)
  Accrued liabilities                                (1,514)          (1,899)
  Accrued liabilities related to restructuring          ---             (521)
  Accrued Pension                                     3,133              721
  Income taxes payable                                 (742)             384
  Other assets and liabilities                       (1,869)          (1,205)
Net Cash Provided by Operating Activities            19,102           21,774

Investing Activities
Additions to property, plant and equipment           (9,156)         (10,648)
Proceeds from disposal of property, plant
     and equipment                                    1,335            1,462
Net Cash Used by Investing Activities                (7,821)          (9,186)

Financing Activities
Proceeds from long-term debt                            ---           25,037
Payments on long-term obligations                    (9,882)         (18,542)
Cash dividends paid                                  (3,510)          (3,198)
Repurchase of common stock                              ---           (4,579)
Proceeds from stock options                           3,004              558
Net Cash Used By Financing Activities               (10,388)            (724)

Effect of Foreign Currency Exchange Rates on
     Cash and Cash Equivalents                         (424)             661

Net Increase In Cash and Cash Equivalents               469           12,525
Cash and Cash Equivalents at Beginning of Year       28,880            6,520
Cash and Cash Equivalents at End of Quarter         $29,349         $ 19,045

Supplemental Cash Flow Information
     Income Taxes Paid                              $ 8,478          $ 3,881
     Interest Paid                                  $ 1,188          $ 1,138

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Fluke Corporation and Subsidiaries

1. The accompanying unaudited Consolidated Financial Statements do not purport to be full presentations and do not include all information and disclosures required for fair presentation by generally accepted accounting principles, but rather include only that information required by the instructions to Form 10-Q. However, in the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Consolidated Balance Sheets of the Company at January 26, 1996 and April 28, 1995 and the Consolidated Statements of Income for the quarter and three quarters ended January 26, 1996 and January 27, 1995 and the Statements of Cash Flows for the three quarters ended January 26, 1996 and January 27, 1995.

2. The results of operations for the quarters ended January 26, 1996 and January 27, 1995 are not necessarily indicative of the results to be expected for the full year.

3. The Company paid a $0.15 per share quarterly cash dividend on November 17, 1995 to stockholders of record on October 27, 1995. On December 12, 1995 the Company's Board of Directors declared a $ 0.15 per share quarterly cash dividend for stockholders of record on January 26, 1996 which was paid on February 16, 1996.

4.  The components of inventories are as follows:

(in thousands)
                                      January 26, 1996     April 28, 1995
Finished Goods                                 $19,965            $17,483
Work-in-Process                                 10,679             10,818
Purchased Parts and Materials                   28,069             25,607
Total Inventories                              $58,713            $53,908

Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                       Fluke Corporation and Subsidiaries

RESULTS OF OPERATIONS

Revenues of $105.7 million for the quarter ended January 26, 1996 were 7 percent greater than the $99.1 million in the quarter ended January 27, 1995. This increase was achieved in spite of a decline in order inflow of 2 percent in the quarter ended January 26, 1996 from the comparable quarter a year ago. The decline in order inflow can be attributed to several factors, an expected decline in orders from some of the older bench instruments, disappointing results from one of the new products, and a decline in orders in the United States. The decline in some of the older bench instruments has been expected as the Company has reduced the investment in research and development for these products. The 860 Graphical Multimeter, introduced in the third quarter of last year, has been below expectations, but there have been recent improvements in sales levels. The decline of orders in the United States occurred across most products and sales channels. The pattern indicates a general softness in the purchasing of test tools in the United States, although the two items mentioned above and competitive pricing pressures have contributed. The decline in orders resulted in a reduction in backlog but the level of backlog is not expected to have any impact on the ability to meet future revenue expectations. Revenues of $307.3 million for the three quarter period ended January 26, 1996 were 11 percent higher than the three quarter period ended January 27, 1995.

Revenues in the United States for the quarter ended January 26, 1996 were 10 percent lower than a year ago while international revenues increased 18 percent. For the three quarter period ended January 26, 1996 revenues in the United States were 2 percent lower and international revenues increased 22 percent over the same period a year ago. Revenues in the United States have been particularly affected by the reasons mentioned above.

Revenues from Europe have increased 14 percent and 18 percent in the quarter and three quarters ended January 26, 1996 compared to the quarter and three quarters ended January 27, 1995. The European currencies have strengthened in the quarter and three quarters ended January 26, 1996 which has favorably impacted the Company's European revenues by approximately 7 percent for those periods.

Revenues in international markets outside of Europe (Intercon) recorded growth of 31 percent and 30 percent in the quarter and three quarter periods over comparable periods a year ago. Many of these markets, such as the People's Republic of China, Korea and the ASEAN countries, consisting of Singapore, Malaysia, Indonesia, Thailand, Philippines, Brunei and Vietnam, have historically been among the fastest growing markets for the Company. It is expected that these markets will continue to provide very good growth opportunities for the Company in the foreseeable future. The Intercon markets have not only had good growth in the Company's new products, but some of the older products have also sold particularly well in these markets.

Operating expenses increased 7 percent and 9 percent over the quarter and three quarter periods of a year ago. In the quarter and three quarter periods ended January 26, 1996, the increase in expenses occurred primarily in the marketing and administrative areas, which increased 9 percent and 10 percent, respectively. Research and development expense was up slightly over those periods. The increase in marketing and administrative expense can be partially attributed to a more direct focus on selling to specific customer groups. This includes producing several market specific catalogs instead of one general catalog, increased advertising to specific market segments and increased sales support for the indirect sales channels.

Nonoperating expenses in the quarter ended January 27, 1995 included currency losses that did not recur in the quarter ended January 26, 1996. In the three quarters ended January 26, 1996, interest income offset some currency losses while in the previous year interest income, some small currency gains and other income were recognized.

The effective tax rate for the quarter and three quarter periods ended January 26, 1996 was 36.0 percent versus 38.0 percent over the same periods ended January 27, 1995. The rate in fiscal 1995 was higher than the U.S. statutory rate due to losses in some European countries which increased the effective rate. The Company's subsidiaries in these countries are not expected to incur losses this year.

Operating income increased 13 percent and 53 percent in the quarter and three quarters ended January 26, 1996, respectively, over the same periods ended January 27, 1995. These increases were generated from the continued improvement in the gross margin which has been increasing at a faster rate than the revenues. The increase in gross margin can be attributed partially to a change in the geographic mix in the revenues, as a higher percentage was generated from international markets in the current year than in the previous year. International sales generally have a better gross margin than sales in the United States. Net income increased 42 percent and 55 percent in the quarter and three quarters ended January 26, 1996, respectively, over the same periods ended January 27, 1995 due to increased gross margin, the favorable impact of nonoperating income and the lower tax rate in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has maintained strong cash flow from operating activities which has allowed for a reduction of its outstanding debt since the beginning of the year. The Company expects to be able to fund its working capital, capital expenditures and future growth opportunities with operating cash flows and available credit lines.

The Company made purchases of capital equipment of $3.0 million and $9.2 million in the quarter and three quarter periods ended January 26, 1996 compared to expenditures of $1.0 million and $10.6 million in the quarter and three quarter periods ended January 27, 1995. The Company purchases most of its capital equipment and does only limited leasing of such equipment.

The current ratio improved to 3.5 to 1 at January 26, 1996 from 3.1 to 1 at April 28, 1995 and 3.2 to 1 at January 27, 1995. The improvement over April 28, 1995 resulted from the reduction in accounts payable and accrued liabilities while current assets increased slightly. The improvement over January 27, 1995 was a result of an increase in cash and other current assets.

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

                               FLUKE CORPORATION
                                  Registrant

         March 8, 1996                       /s/John R. Smith
              Date                              John R. Smith
                                          Vice President, Treasurer
                                          Principal Accounting Officer