Form 10-K
period 1996-04-29
FLUKE CORP
filed 1996-07-22
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.    20549

                              FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the year ended April 26, 1996.

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

As of July 8, 1996, there were 8,695,563 shares of $0.25 par value common stock outstanding and the aggregate market value of the common shares (based upon the closing price of the shares on the New York Stock Exchange) held by nonaffiliates was approximately $259 million.

Documents Incorporated By Reference

The following documents are incorporated by reference in the listed parts of this Annual Report on Form 10-K:

Document                                                 Part of 10-K

1.  Annual Report to Stockholders for the year ended
    April 26, 1996
   (only the portions listed in this report)           Parts I and II

2.  Proxy Statement dated July 18, 1996
   (only the portions listed in this report)                 Part III

PART I

ITEM 1 - BUSINESS

Fluke Corporation (the Company), was founded in 1948 and incorporated under the laws of the State of Washington on October 7, 1953. In August, 1993, the Company changed its name from John Fluke Mfg. Co., Inc. to Fluke Corporation. The Company is engaged in the design, manufacture and marketing of compact, professional electronic test tools. The Company's principal products are portable instruments that measure voltage, current, power quality, frequency, temperature, pressure and other key functional parameters of electronic equipment.

The Company believes that there are a number of key trends occurring throughout the world that are driving the need for portable electronic test tools: increasing device complexity, growing electronic content in existing and new applications, decentralization of electronic systems and increasing reliance on mission critical electronic systems. In addition, the increasing need for companies to improve quality, document compliance with regulatory or industrial standards, and maintain a safe working environment, has further increased the demand for electronic test tools. These general trends have greatly increased the need for trained technicians to be able to install, maintain and diagnose electrical systems at widespread locations. These trained technicians are responsible for enhancing the up-time of electrical systems and have a new set of needs in the tools they use to perform their jobs. These tools need to be portable, precise, rugged and easy to use. These technicians use these tools to measure electrical parameters across a wide variety of fields and industries.



Fluke's targeted end-users are service, installation and maintenance professionals who use the Company's tools to identify, diagnose and solve electrical problems. Fluke's portable digital multimeters, ScopeMeter (Registered Trademark) test tools, network testers and calibration equipment, which have substantial and leading market shares, are used for field testing and verification of a broad range of electronic equipment. The Company has leveraged its competencies and market presence by offering new products for emerging applications. These include products that address local area networks (LANs), process control, data acquisition (temperature control, counting and other unattended data gathering), power analyzers and automotive electronics. The Company also manufactures and markets traditional bench test and measurement instruments, such as bench oscilloscopes.

PRODUCTS AND SERVICES

PRODUCTS

The Company is in a single line of business, the manufacturing and selling of electronic test tools. Although the products vary in capability, sophistication, use, size and price, they all fundamentally test and measure electrical parameters such as voltage, current, resistance, etc.

The Company currently offers over 200 product models with over 1,300 options and accessories. These products are divided into two product classes: handheld service tools and benchtop test instruments.

Handheld service tools are typically used in field service applications by technicians to install and troubleshoot electronic and electrical equipment. Most of these tools are sold through indirect distribution channels. Representative products include handheld digital multimeters, ScopeMeter test tools, and network testers.

Benchtop test instruments are used primarily by engineers and are most often sold through direct sales channels. Products include bench oscilloscopes, calibrators, data acquisition systems, and generators.

Handheld service tools were approximately 57 percent of revenues in 1996, 55 percent in 1995, and 49 percent in 1994. Benchtop test instruments were approximately 34 percent of the Company's revenues in 1996, 36 percent in 1995, and 42 percent in 1994. The remaining business consisted of service and parts for products that the Company sells.

NEW PRODUCTS

Fluke Corporation introduced the following major products in fiscal 1996.

DSP-100 LAN CableMeter (Trademark). This handheld test tool was designed to meet the standards for testing installed Category 5, ISO and IEC local area network (LAN) cabling to 100 MHz. The DSP-100 uses a patented digital signal processing (DSP) technology.

Fluke 105 ScopeMeter (registered trademark). This 100 MHz bandwidth ScopeMeter test tool combines the functions of an oscilloscope with that of a digital multimeter in a handheld instrument.

Fluke 76 TRMS Multimeter. This handheld digital multimeter provides true-rms measurement capability to the 70 series product family.

FlukeView (registered trademark) II Software. FlukeView software integrates the CombiScope oscilloscope with Microsoft's Windows (registered trademark) environment. FlukeView software enhances the versatility of Fluke's autoranging CombiScope oscilloscopes, which combine both analog and digital storage functions in one unit.

Fluke 98 Automotive ScopeMeter. The Fluke 98 Automotive ScopeMeter service tool is designed exclusively for automotive service technicians. This Automotive ScopeMeter, a combined oscilloscope/multimeter/engine analyzer/flight recorder, is a handheld diagnostic tool that solves driveability problems.

Fluke 39/41B Power Meters. Fluke's Models 39 and 41B Harmonics Meters are handheld tools designed for electricians, electrical contractors, power system engineers and power quality consultants who make measurements to evaluate power usage, troubleshoot electrical problems, improve power efficiency and manage energy costs.

5500A-SC Oscilloscope Calibration Option. The 5500A-SC used with the 5500A Multi-Product Calibrator is designed to support the calibration requirements of the most widely used analog and digital oscilloscopes.

SALES AND DISTRIBUTION

The Company currently markets its products in more than 100 countries through both indirect and direct sales channels. The Company's indirect sales channels, those in which the Company does not invoice the end-user, include industrial distributors, catalog houses, automotive warehouses and electrical wholesalers. The Company's direct sales channels include both the Company's internal sales force, which the Company has in Western Europe, Canada, Japan and Singapore and independent manufacturer's representatives located in the U.S. and many international markets. Direct and indirect sales channels typically serve different customers in the same geographic areas.

The Company generally uses indirect distribution for its hand-held service tools. The Company has found that this distribution channel is more effective for hand-held tools because the end-users purchasing these tools often do not require ongoing product support or specific instructions on tool applications.



The Company uses its direct sales channels primarily for its benchtop test instruments. These products are generally more technically complex products which may require a greater amount of direct contact with the customer to close or support a sale. Direct sales channels are also effective for 1) those markets in which a substantial knowledge of the end-user's business is required, such as among potential customers for the LANMeter, and 2) those geographic areas which do not have fully developed indirect distribution channels or where the customer still expects to purchase hand-held service tools through a direct sales force. In May 1995, the Company shifted all of its direct sales responsibilities in the U.S. from an internal sales force to manufacturer's representatives. There are currently 64 manufacturer's representatives selling the Company's products in the U.S.

The Company's marketing effort consists principally of advertising in trade publications, appearing at trade shows, and to a lesser extent, utilizing direct mail campaigns.

SUPPLIERS

The Company generally uses standard parts and assemblies available from a number of suppliers. However, some components are only available from a single source. The Company has not experienced significant problems in obtaining sole-source components but typically carries extra inventory of any critical sole-sourced components. Fluke works closely with its suppliers in an effort to ensure a continuous supply even during difficult allocation times. The Company is not aware of any facts which would result in a reduction, interruption or termination in the supply of its sole-sourced components.

PATENTS AND TRADEMARKS

The Company regards elements of its products as proprietary and relies on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures, license agreements and other intellectual property protection methods to protect its proprietary technology. The Company holds or has pending United States and foreign patents to protect product designs, processes and techniques for the duration of their value to the Company. No significant patents have been formally upheld in court and no representation is made as to the validity or the degree of protection afforded by any patent. While the Company considers its existing and pending patents to be important and expects to defend and to continue to apply for patents with respect to any significant developments it regards as patentable, it does not consider its business as dependent to any material extent upon any one or more of such patents, nor would its present business be materially adversely affected if any of the patents were held invalid. The Company also owns trademarks, copyrights and proprietary information, which are considered by the Company to have significant value.



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

No one customer accounted for more than five percent of the Company's sales in fiscal years 1996, 1995 or 1994.

BACKLOG

The Company's backlog of unfilled orders amounted to $31.7 million as of April 26, 1996 and $45.1 million as of April 28, 1995. The Company expects to satisfy nearly all such unfilled orders in fiscal 1997. The backlog consists of many different customer orders with no one customer being a material component.

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

RESEARCH AND DEVELOPMENT

The Company's research activities are directed toward the development of new products that will complement and expand the present product line, and toward the creation of new manufacturing techniques. Research and development expense was $38.7 million for the year ended April 26, 1996, which was 9.4 percent of the Company's fiscal 1996 revenues. Research and development expense was $37.7 million for the year ended April 28, 1995 and $34.9 million for the year ended April 29, 1994, which were 10.0 and 9.8 percent of the Company's total revenues, respectively. No research contracts are obtained from customers, nor does the Company conduct any research work under government development contracts.



ENVIRONMENTAL CONTROLS

The Company does not anticipate any material effects upon its capital expenditures, earnings or competitive position as a result of compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

EMPLOYEES

The Company had 2,489 full-time employees as of April 26, 1996.

FOREIGN OPERATIONS AND EXPORT SALES

Information related to foreign operations and export sales is incorporated herein by reference to Note 11 of the Consolidated Financial Statements on page 50 of the Company's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this report.

The Company has significant revenues from outside of the United States which increase the complexity and risk to the Company. These risks include increased exposure to foreign currency fluctuations and the potential economic and political impacts from doing business in foreign countries including changes in labor and tax laws, import and export controls and changes in governmental policies.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers, who serve at the pleasure of the Board of Directors of the Company, as of July 8, 1996, are as follows:

WILLIAM G. PARZYBOK, JR.

Mr. Parzybok, age 54, has been Chairman of the Board, Chief Executive Officer and a Director of the Company since 1991. He previously had been employed for 22 years by the Hewlett-Packard Company where his most recent position was Vice President and General Manager of Engineering Applications Group from 1988 to 1991. Mr. Parzybok serves on the Executive Committee of the Board. He is also a Director of PENWEST, Ltd.

GEORGE M. WINN

Mr. Winn, age 52, has been President, Chief Operating Officer and a Director of the Company since 1982. He previously served as Chief Executive Officer of the Company from 1987 to 1991. Mr. Winn serves on the Executive Committee of the Board.

RICHARD W. VAN SAUN

Mr. Van Saun, age 58, has been a Senior Vice President of the Company and General Manager of the Service Tools Division since 1994. He previously served as Senior Vice President and Group Manager of the Diagnostic Tools Division from 1992 to 1994 and as Vice President and Group Manager of the Service Equipment Group from 1986 to 1992.

RONALD R. WAMBOLT

Mr. Wambolt, age 61, has been a Senior Vice President of the Company and Director of Worldwide Marketing, Sales and Service since 1995. He previously served as Senior Vice President and Director of Worldwide Sales and Service from 1991 to 1995 and Senior Vice President and Director of Woldwide Sales from 1987 to 1991.

WILLIAM R. HOFFMAN

Mr. Hoffman, age 60, has served as Vice President and General Manager of the Verification Tools Division of the Company since May 1996. He previously served as Vice President and Manager of Corporate Services and also General Manager of Calibration for the Verification Tools Division from 1992 to 1996. He served as Vice President of Marketing Services and the Philips T&M Group from 1991 to 1992, and as Vice President of the Company and Group Manager of the Philips T&M Group from 1987 to 1991.

ELIZABETH J. HUEBNER

Ms. Huebner, age 38, has served as Vice President, Chief Financial Officer of the Company since March 1996. She previously served as Vice President - Finance, of the Western Region of AT&T Wireless Services from 1991 to 1996 and as Director of Financial Systems, Corporate from 1990 to 1991.

DAVID E. KATRI

Mr. Katri, age 46, has served as Vice President, Corporate Marketing since 1995. He previously served as a Vice President of the Company and General Manager of the Verification Tools Division from 1992 to 1995. He also served as Vice President of the Company and Group Manager for the Manufacturing/R&D Group from 1991 to 1992.

DOUGLAS G. MCKNIGHT

Mr. McKnight, age 47, has served as Vice President, General Counsel of the Company since 1986 and as Corporate Secretary since 1983.

PATRICK J. O'HARA

Mr. O'Hara, age 43, has been Vice President, Human Resources and Facilities
Manager of the Company since 1994.   He previously served as Deputy Director
of Human Resources at the Los Alamos National Laboratory from 1993 to 1994, and prior to that, as Site Human Resources Manager of the T.J. Watson Research Center of IBM Corporation from 1990 to 1993.



BARRY L. ROWAN

Mr. Rowan, age 39, has been Vice President and General Manager of the Fluke Networks Division since May, 1996. He previously served as Vice President and General Manager of the Verification Tools Division since 1995 and as Vice President and Chief Financial Officer of the Company since 1992. He previously had been employed by Comlinear Corporation where he served as President from 1989 to 1991.

JOHN R. SMITH

Mr. Smith, age 55, has been Vice President, Treasurer of the Company since
1987.

ITEM 2 - PROPERTIES

The Company owns approximately 161 acres of real estate near Everett, Washington, the site of its corporate headquarters and U.S. manufacturing, warehousing and distribution facilities. These facilities consist of approximately 480,000 square feet, 200,000 square feet and three smaller facilities totaling 57,100 square feet. The Company also owns a 25,000 square foot sales and service facility situated on 1.5 acres in Paramus, New Jersey and a 27,000 square foot sales and service facility situated on 4.8 acres in Palatine, Illinois. All facilities owned by the Company are insured at their estimated replacement cost.

The Company leases a 138,400 square foot engineering and manufacturing facility located in The Netherlands, which could be duplicated, if necessary, with some disruption to operations. The Company has approximately 163,000 square feet of additional leased facilities throughout the world which are utilized for sales and service. The Company believes that its existing facilities are in good condition and are suitable and adequate for its business.

ITEM 3 - LEGAL PROCEEDINGS

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information required by this Item is incorporated herein by reference to Stock Price Information on page 56 of the Company's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this report.



ITEM 6 - SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to the Financial Summary on pages 54 and 55 of the Company's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 30 through 33 of the Company's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 34 through 52 and the Selected Quarterly Financial Data (unaudited) on page 56 of the Company's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10 - DIRECTORS OF THE REGISTRANT

The information required by this Item relating to Directors is incorporated herein by reference to pages 4 through 6 of the Company's proxy statement dated July 18, 1996, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to pages 7 through 13 of the Company's proxy statement dated July 18, 1996, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to pages 2 and 3 of the Company's proxy statement dated July 18, 1996, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to page 10 of the Company's proxy statement dated July 18, 1996, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)    Financial Statements of the Company

The following financial statements of Fluke Corporation and Subsidiaries are incorporated herein by reference to pages 34 through 56 of the Company's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this report.

1.  Consolidated Balance Sheets as of April 26, 1996 and April 28, 1995.

2. Consolidated Statements of Income for the years ended April 26, 1996, April 28, 1995 and April 29, 1994.

3. Consolidated Statements of Cash Flows for the years ended April 26, 1996, April 28, 1995 and April 29, 1994.

4. Consolidated Statements of Stockholders' Equity for the years ended April 26, 1996, April 28, 1995 and April 29, 1994.

5.  Notes to Consolidated Financial Statements.

  (a)(2)     Financial Statement Schedule

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

3.2   Conformed Copy of Bylaws as amended through February 1, 1996.

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

10.3  Employment Agreement dated December 12, 1995 between the
      Company and William G. Parzybok, Jr.

10.4  Employment Agreement dated December 12, 1995 between the
      Company and George M. Winn.

10.5  Employment Agreement dated December 12, 1995 between the
      Company and Ronald R. Wambolt.

10.6  Employment Agreement dated December 12, 1995 between the
      Company and Richard W. Van Saun.

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



10.11 Fluke Corporation 1988 Stock Incentive Plan of the Company as amended on June 10, 1993 and approved by stockholders on September 29, 1993 (incorporated by reference to Exhibit 10.11 of the Company's
      Form 10-K Report for the Fiscal Year ended April 29, 1994).

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

10.14 Fluke Corporation Executive Deferred Compensation Plan as amended on April 25, 1996.

11    Computation of Earnings Per Share.

13    1996 Annual Report to Stockholders.

21    Subsidiaries.

23.1  Consent of Ernst & Young LLP, independent auditors, dated
      July 19, 1996.


Item 14 (b)Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the Company's Fiscal Year ended April 26, 1996.

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

FLUKE CORPORATION
(Registrant)

/s/ George M. Winn                           President
    George M. Winn             Chief Operating Officer           July 18, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                         Title                   Date
/s/ William G. Parzybok, Jr.      Chairman of the Board          July 18, 1996
    William G. Parzybok, Jr.    Chief Executive Officer
/s/ George M. Winn           President, Chief Operating          July 18, 1996
    George M. Winn                 Officer and Director
/s/ Elizabeth J. Huebner                 Vice President          July 18, 1996
    Elizabeth J. Huebner        Chief Financial Officer
/s/ John R. Smith             Vice President, Treasurer          July 18, 1996
    John R. Smith              Chief Accounting Officer
/s/ Philip M. Condit                           Director          July 18, 1996
    Philip M. Condit
/s/ John D. Durbin                             Director          July 18, 1996
    John D. Durbin
/s/ David L. Fluke                             Director          July 18, 1996
    David L. Fluke
/s/ John M. Fluke, Jr.                         Director          July 18, 1996
    John M. Fluke, Jr.
/s/ Robert S. Miller, Jr.                      Director          July 18, 1996
    Robert S. Miller, Jr.
/s/ Sally G. Narodick                          Director          July 18, 1996
    Sally G. Narodick
/s/ William H. Neukom                          Director          July 18, 1996
    William H. Neukom
/s/ N. Stewart Rogers                          Director          July 18, 1996
    N. Stewart Rogers
/s/ James E. Warjone                           Director          July 18, 1996
    James E. Warjone



Schedule II
                                   VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
                                                     <F1>
                                                   Column C
Column A                              Column B    Additions    Column D     Column F
                                    Balance at   Charged to               Balance at
                                     Beginning    Costs and       <F2>        End of
Classification                       of Period      Expense  Deductions       Period

Year ended April 29, 1994:
Allowance for Doubtful
  Accounts Receivable                   $  476         $440        $330         $586

Year ended April 28, 1995:
Allowance for Doubtful
  Accounts Receivable                   $  586         $820        $265       $1,141

Year ended April 26, 1996:
Allowance for Doubtful
  Accounts Receivable                   $1,141         $ 98        $135       $1,104

<F1> Column C(2) has been omitted because the answer would be none.
<F2> Write-off of uncollectible accounts receivable less recoveries.