Form 10-Q
period 1996-07-26
FLUKE CORP
filed 1996-09-09
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 26, 1996

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

Yes        X        No


As of August 23, 1996, there were 8,695,951 shares of $0.25 par value common stock outstanding.



INDEX
Fluke Corporation

PART I.    FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets as of July 26, 1996 and
           April 26, 1996

           Consolidated Statements of Income for the quarters ended July 26, 1996 and July 28, 1995

           Consolidated Statements of Cash Flows for the quarters ended July 26, 1996 and July 28, 1995

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

unaudited (in thousands except shares)
                                                July 26, 1996   April 26, 1996
ASSETS
Current Assets
  Cash and cash equivalents                         $  36,691        $  36,631
  Accounts receivable, less allowances                 65,497           69,070
  Inventories                                          56,456           56,602
  Deferred income taxes                                16,477           15,062
  Prepaid expenses and other current assets            15,716           15,570
     Total Current Assets                             190,837          192,935

Property, Plant and Equipment
  Land                                                  5,801            5,801
  Buildings                                            46,386           46,152
  Machinery and equipment                             112,947          111,274
  Construction in progress                              2,827            1,804
  Less accumulated depreciation                      (109,389)        (106,783)
     Net Property, Plant and Equipment                 58,572           58,248
Goodwill and Other Intangibles                         17,940           16,528
Other Assets                                            8,894            7,961
Total Assets                                        $ 276,243        $ 275,672

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                  $  14,930        $  15,186
  Accrued liabilities                                  30,324           37,776
  Income taxes payable                                  1,926            2,178
  Current maturities of long-term obligations             131              180
     Total Current Liabilities                         47,311           55,320

Long-term Obligations                                   6,093            7,098
Deferred Income Taxes                                  10,679           10,585
Other Liabilities                                      11,846           10,592
     Total Liabilities                                 75,929           83,595

Stockholders' Equity
  Common stock                                          2,148            2,137
  Additional paid-in capital                           66,519           65,196
  Retained earnings                                   127,091          123,507
Cumulative translation adjustment                       4,556            1,237
     Total Stockholders' Equity                       200,314          192,077
Total Liabilities and Stockholders' Equity          $ 276,243        $ 275,672

Total Shares Outstanding                            8,695,711        8,652,955




                      CONSOLIDATED STATEMENTS OF INCOME
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares and per share amounts)
                                                               QUARTER ENDED
                                                     July 26, 1996   July 28,1995
Revenues                                                 $ 101,154      $  98,714
Cost of Goods Sold                                          47,194         46,444
Gross Margin                                                53,960         52,270
Operating Expenses
  Marketing and administrative                              35,490         35,308
  Research and development                                  10,305         10,468
     Total Operating Expenses                               45,795         45,776
Operating Income                                             8,165          6,494
Non-Operating Expenses (Income)
  Interest Expense                                             110            306
  Other                                                       (438)          (589)
     Total Non-Operating
       Expenses (Income)                                      (328)          (283)

Income Before Income Taxes                                   8,493          6,777
Provision for Income Taxes                                   2,934          2,321
Net Income                                               $   5,559      $   4,456

Earnings Per Share                                       $    0.62      $    0.50
Net Income as a Percentage of Revenues                        5.50%          4.51%
Average Shares and Share
  Equivalents Outstanding                                8,943,582      8,862,109



                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands)
                                                          QUARTER ENDED
                                                July 26, 1996    July 28, 1995
Operating Activities
Net Income                                            $ 5,559          $ 4,456
Items not affecting cash:
  Depreciation and amortization                         3,524            4,227
  Deferred income tax                                  (1,202)           1,378
  Accrued pension                                        (271)             112
  Other items not affecting cash                           13               35
Net change in:
  Accounts receivable                                   4,451            7,425
  Inventories                                             908           (3,845)
  Prepaid expenses                                        456           (4,672)
  Accounts payable                                       (480)          (1,005)
  Accrued liabilities                                  (8,033)          (8,119)
  Income taxes payable                                    790           (1,488)
  Other assets and liabilities                           (164)            (319)
Net Cash Provided (Used) By Operating Activities        5,551           (1,815)

Investing Activities
Additions to property, plant and equipment             (2,767)          (2,512)
Proceeds from disposal of property, plant
     and equipment                                         10               53
Net Cash Used By Investing Activities                  (2,757)          (2,459)

Financing Activities
Proceeds from stock options                               171            1,676
Payments on long-term obligations                      (1,246)          (4,136)
Cash dividends paid                                    (1,795)          (1,106)
Net Cash Used By Financing Activities                  (2,870)          (3,566)

Effect of Foreign Currency Exchange Rates on
     Cash and Cash Equivalents                            136              (83)

Net Increase (Decrease) In Cash and Cash
     Equivalents                                           60           (7,923)
Cash and Cash Equivalents at Beginning of Period       36,631           29,628
Cash and Cash Equivalents at End of Period            $36,691          $21,705

Supplemental Cash Flow Information
     Income Taxes Paid                                $ 1,253          $ 2,345
     Interest Paid                                    $   111          $   328




                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Fluke Corporation and Subsidiaries

1. The accompanying unaudited Consolidated Financial Statements do not purport to be full presentations and do not include all information and disclosures required for fair presentation by generally accepted accounting principles, but rather include only that information required by the instructions to Form 10-Q. However, in the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Consolidated Balance Sheets of the Company at July 26, 1996 and April 26, 1996 and the Consolidated Statements of Income and the Statements of Cash Flows for the quarters ended July 26, 1996 and July 28, 1995.

2. The results of operations for the quarter ended July 26, 1996 are not necessarily indicative of the results to be expected for the full year.

3. On June 18, 1996, the Company's Board of Directors declared a $ 0.16 per share quarterly cash dividend for stockholders of record on July 26, 1996 which was paid on August 16, 1996. In the first quarter of fiscal 1996 the Company declared a cash dividend of $0.15 per share before restatement for the merger with Forte Networks Inc. After restatement for dividends paid by Forte, dividends of $0.19 per share were decalred.

4.  The components of inventories are as follows:

(in thousands)
                                         July 26, 1996     April 26, 1996
Finished Goods                                 $18,131            $18,147
Work-in-Process                                  9,776              9,464
Purchased Parts and Materials                   28,549             28,991
Total Inventories                              $56,456            $56,602

5. On June 26, 1996 Forte Networks Inc. (Forte) was acquired and merged into the Company. The transaction was accounted for as a pooling of interests and, accordingly, the financial statements as presented have been restated to reflect the combined companies. The impact to the previously reported financial statements for the quarter ended July 28, 1995 was not material.




Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
                 Fluke Corporation and Subsidiaries

RESULTS OF OPERATIONS

At the end of June 1996, the Company completed a merger with Forte
Networks, Inc. (Forte). The merger, accounted for as a pooling of interests, culminates a four year relationship with Forte. Forte designed and manufactured some of the local area network products that have been the Company's fastest growing group of products over the last few years. The relationship with Forte has allowed the Company to enter the networking market much faster than if it had developed the products internally. The merger was completed on June 26, 1996 with the issuance of 577,190 shares of the Company's stock for all the outstanding shares of Forte. The Company has previously been the sole distributor of the Forte products and therefore, the merger will not add to the revenues of the Company. The merger will add research and development capabilities and result in an increase in gross margin. Gross margin previously generated on sales by Forte will be realized by the combined company.
The merger is expected to positively contribute to the earnings of the Company in the first year. All previous periods have been restated to reflect the merger.

Revenues of $101.2 million for the quarter ended July 26, 1996 were 2 percent higher than the revenues of $98.7 million for the quarter ended July 28, 1995. Revenues in the United States increased 5 percent in the quarter ended July 26, 1996 over the quarter ended July 28, 1995. Revenues in Europe declined 2 percent, while revenues in the intercontinental region, which is countries outside of Europe and the United States, increased 4 percent over the same quarter a year ago.

The increase of revenues in the United States was encouraging after several quarters of declining revenues. Products sold through the Company's distribution channels showed good growth. The Company has been selling products that require a direct sales force in the United States through independent manufacturers representatives since May 1995. During the first year sales through this channel declined slightly, however in the quarter ended July 26, 1996 there was moderate growth through these representatives.

The intercontinental region continued to grow compared to the same period a year ago, however the growth rate of 4 percent was lower than in recent quarters. While countries such as the People's Republic of China and Taiwan experienced significant growth in revenues, some of the larger countries in the intercontinental region, particularly Canada and Japan, had lower revenues than a year ago. The weaker Japanese yen affected Japanese revenues while business in Canada was weak across most product lines. The Company continues to expect the intercontinental region to provide the largest revenue growth in the future. As announced in the fiscal 1996 Annual Report, the Company has formed a joint venture in South Korea to provide greater focus to one of the regions fastest growing countries. The joint venture was in operation on May 1, 1996 and through the transition from the two existing representative companies to the joint venture operation, South Korea had growth in revenues of over 8 percent. The Company also opened two representative offices to provide additional sales support in two other important markets. A new office was opened in Chengdu, the largest city in the Sichuan province of the People's Republic of China. It is the third representative office to be opened in the People's Republic of China. The other offices are in Beijing, which opened in 1981 and Shanghai, which opened in 1990. These cities are three of the four largest industrial areas in the People's Republic of China. The other significant industrial area is Guangdong province in southeastern China where the sales are handled by Schmidt & Co. (H.K.) Ltd., the Company's representative in Hong Kong. The other representative office opened in the first quarter of fiscal 1997 was in Kuala Lumpur, Malaysia. This office will provide sales support to the network of distributors within Malaysia.

Cost of goods sold as a percentage of revenues improved slightly to 46.7 percent from 47.0 percent a year ago as the impact of the merger with Forte is reflected in both periods. Operating expenses were $45.8 million in the first quarter of both 1997 and 1996. Research and development and marketing and administrative expenses were all in line with the level of a year ago.

Operating income increased 26 percent in the quarter ended July 26, 1996 over the quarter ended July 28, 1995. The ability to hold operating expenses in line while modestly improving gross margin provides the increase in operating margin.

The effective tax rate was 34.5 percent in the quarter ended July 26, 1996 compared to 34.2 percent in the quarter ended July 28, 1995. The rate is below the US statutory rate due to the merger with Forte. Forte was a sub-chapter S corporation and therefore paid no tax since the tax liability was borne by the shareholders. When reporting the financial results of the merged company no tax expense is recognized on the income generated by Forte which results in a lower effective tax rate for the combined company. In future periods the income previously attributed to Forte will be taxed at the effective rate for the combined company which is expected to be approximately 36.0 percent.




LIQUIDITY AND CAPITAL RESOURCES

The cash position of the Company has continued to remain strong even though the first quarter is traditionally the quarter with the highest use of cash. The borrowing under the Company's long term line of credit was approximately $6 million. The borrowings are being utilized for working capital requirements in the European operations. It is expected that these borrowings will be repaid with cash generated from operations.

The Company made capital expenditures of $2.8 million in the quarter ended July 26, 1996 compared to $2.5 million in the quarter July 28, 1995. The Company expects capital expenditures of approximately $10 to $12 million in 1997 which will not require any additional borrowings.

The Company declared a $0.16 per share cash dividend on May 17, 1996 payable to stockholders of record on July 26, 1996.

The current ratio was 4.03 at July 26, 1996 compared to 3.49 at April 26, 1996. The improvement in the quarter ended July 26, 1996 was a result of paying down current liabilities, primarily year end bonuses, while continuing to generate substantial cash.

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



PART II.  OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

 (a)    Exhibits

           Exhibit 11 - Computation of Earnings Per Share

 (b)    Reports on Form 8-K

        Report on Form 8 K, dated May 29, 1996 that was filed on May 29, 1996 reported the press release regarding the intention to merge Forte Networks Inc. with Fluke Corporation.

        Report on Form 8-K, dated June 4, 1996 that was filed on June 4, 1996 reported the press release regarding the fourth quarter and fiscal 1996 operating results.




                                  SIGNATURES
                      Fluke Corporation and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FLUKE CORPORATION
                                  Registrant

         September 6, 1996                   /s/John R. Smith
              Date                              John R. Smith
                                          Vice President, Treasurer
                                          Chief Accounting Officer