Form 10-Q
period 1996-10-25
FLUKE CORP
filed 1996-12-05
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 25, 1996

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

Yes        X        No


As of November 22, 1996, there were 8,705,615 shares of $0.25 par value common stock outstanding.



                           FLUKE CORPORATION

INDEX


PART I.     FINANCIAL INFORMATION

Item 1     Financial Statements

Consolidated Balance Sheets as of October 25, 1996 and April 26, 1996

Consolidated Statements of Income for the quarter and two quarters ended October 25, 1996 and October 27, 1995

Consolidated Statements of Cash Flows for the two quarters ended October 25, 1996 and October 27, 1995

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

unaudited (in thousands except shares)
                                                   10/25/96          4/26/96
ASSETS
Current Assets
  Cash and cash equivalents                       $  41,153        $  36,631
  Accounts receivable, less allowances               73,206           69,070
  Inventories                                        55,582           56,602
  Deferred income taxes                              16,425           15,062
  Prepaid expenses and other current assets          14,943           15,570
     Total Current Assets                           201,309          192,935

Property, Plant and Equipment
  Land                                                5,801            5,801
  Buildings                                          46,468           46,152
  Machinery and equipment                           113,420          111,274
  Construction in progress                            3,680            1,804
  Less accumulated depreciation                    (110,946)        (106,783)
     Net Property, Plant and Equipment               58,423           58,248
Goodwill and Other Intangibles                       15,056           16,528
Other Assets                                          9,873            7,961
Total Assets                                      $ 284,661        $ 275,672

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $  14,628        $  15,186
  Accrued liabilities                                35,962           37,776
  Income taxes payable                                2,069            2,178
  Current maturities of long-term obligations           181              180
     Total Current Liabilities                       52,840           55,320

Long-term Obligations                                 5,592            7,098
Deferred Income Taxes                                11,282           10,585
Other Liabilities                                    11,900           10,592
     Total Liabilities                               81,614           83,595

Stockholders' Equity
  Common stock                                        2,149            2,137
  Additional paid-in capital                         67,057           65,196
  Retained earnings                                 132,277          123,507
Cumulative translation adjustment                     1,564            1,237
     Total Stockholders' Equity                     203,047          192,077
Total Liabilities and Stockholders' Equity        $ 284,661        $ 275,672

Total Shares Outstanding                          8,700,840        8,652,955




                      CONSOLIDATED STATEMENTS OF INCOME
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares and per share amounts)
                                       QUARTER ENDED      TWO QUARTERS ENDED
                                 10/25/96   10/27/95     10/25/96     10/27/95
Revenues                        $ 105,473   $ 102,872    $ 206,627   $ 201,586
Cost of Goods Sold                 48,584      48,987       95,778      95,431
Gross Margin                       56,889      53,885      110,849     106,155
Operating Expenses
  Marketing and administrative     37,163      35,241       72,653      70,549
  Research and development         10,250       9,724       20,555      20,192
     Total Operating Expenses      47,413      44,965       93,208      90,741
Operating Income                    9,476       8,920       17,641      15,414
Non-Operating Expenses (Income)
  Interest Expense                     74         569          184         875
  Other                              (606)         86       (1,044)       (503)
     Total Non-Operating
       Expenses (Income)             (532)        655         (860)        372

Income Before Income Taxes         10,008       8,265       18,501      15,042
Provision for Income Taxes          3,604       2,862        6,538       5,183
Net Income                      $   6,404   $   5,403    $  11,963   $   9,859

Earnings Per Share              $    0.72   $    0.61    $    1.34   $    1.11
Net Income as a
 Percentage of Revenues               6.1%        5.3%         5.8%        4.9%
Average Shares and Share
  Equivalents Outstanding       8,933,042   8,883,891    8,937,189   8,852,745



                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands)
                                                       TWO QUARTERS ENDED
                                                    10/25/96         10/27/95
Operating Activities
Net Income                                         $ 11,963         $  9,859
Items not affecting cash:
  Depreciation and amortization                       7,326            8,426
  Deferred income tax                                  (666)           2,405
  Stock awards                                           33               53
  Gain on disposal of property, plant
     and equipment                                       76              (68)
Net change in:
  Accounts receivable                                (3,901)             823
  Inventories                                         1,096           (4,413)
  Prepaid expenses                                      827           (6,133)
  Accounts payable                                     (609)          (1,692)
  Accrued liabilities                                (2,133)          (1,642)
  Income taxes payable                                1,338           (1,441)
  Other assets and liabilities                         (324)            (264)
Net Cash Provided by Operating Activities            15,026            5,913

Investing Activities
Additions to property, plant and equipment           (6,215)          (6,205)
Proceeds from disposal of property, plant
     and equipment                                       66              201
Net Cash Used By Investing Activities                (6,149)          (6,004)

Financing Activities
Proceeds from long-term obligations                     278                5
Payments on long-term obligations                    (1,821)          (4,157)
Cash dividends paid                                  (3,186)          (2,925)
Proceeds from issuance of common stock                  311            2,818
Net Cash Used By Financing Activities                (4,418)          (4,259)

Effect of Foreign Currency Exchange Rates on
     Cash and Cash Equivalents                           63             (120)

Net Increase (Decrease) In Cash and Cash
     Equivalents                                      4,522           (4,470)
Cash and Cash Equivalents at Beginning of Period     36,631           29,628
Cash and Cash Equivalents at End of Period         $ 41,153         $ 25,158

Supplemental Cash Flow Information
     Income Taxes Paid                             $  4,026         $  6,151
     Interest Paid                                 $    193         $    872




                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Fluke Corporation and Subsidiaries

1. The accompanying unaudited Consolidated Financial Statements do not purport to be full presentations and do not include all information and disclosures required for fair presentation by generally accepted accounting principles, but rather include only that information required by the instructions to Form 10-Q. However, in the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Consolidated Balance Sheets of the Company at October 25, 1996 and April 26, 1996 and the Consolidated Statements of Income for the quarter and two quarters ended October 25, 1996 and October 27, 1995 and the Statements of Cash Flows for the two quarters ended October 25, 1996 and October 27, 1995.

2. The results of operations for the quarter ended October 25, 1996 are not necessarily indicative of the results to be expected for the full year.

3. On June 26, 1996 Forte Networks, Inc. (Forte) was acquired and merged into the Company. The transaction was accounted for as a pooling of interests and, accordingly, the financial statements as presented have been restated to reflect the combined companies. Prior to the merger Forte operated under Sub-chapter S of the Internal Revenue Code. Accordingly, Forte's taxable income was allocated to it's shareholders. The impact to the previously reported financial statements for the quarter ended and two quarters ended October 27, 1995 was not material.

4. On September 11, 1996, the Company's Board of Directors declared a $0.16 per share quarterly cash dividend for stockholders of record on October 25, 1996 which was paid on November 15, 1996.

   The following provides a breakdown of the restated dividends per share. Dividends in prior periods are restated for the Forte merger.

                        QUARTER ENDED               TWO QUARTERS ENDED
                     10/25/96    10/27/95          10/25/96    10/27/95
Fluke Dividends       $ 0.16      $ 0.15            $ 0.32      $ 0.30
Restated for Forte    $ 0.16      $ 0.16            $ 0.32      $ 0.35

As a Sub-chapter S corporation Forte stockholders personally bear the tax liability of the corporate results. Prior to the merger Forte dividends were paid as a means to distribute profits and to provide cash to the stockholders to pay their share of related income taxes

5.  The components of inventories are as follows:

(in thousands)
                                      October 25, 1996     April 26, 1996
Finished Goods                                 $17,012            $18,147
Work-in-Process                                 10,051              9,464
Purchased Parts and Materials                   28,519             28,991
Total Inventories                              $55,582            $56,602




Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                 Fluke Corporation and Subsidiaries

RESULTS OF OPERATIONS


As discussed in the report for the quarter ended July 26, 1996, the Company merged with Forte Networks, Inc. on June 26, 1996, through a pooling of interests method of accounting. Financial information for prior periods including dividends and earnings per share are restated to reflect the merger.

Revenues of $105 million for the quarter ended October 25, 1996, increased 3 percent compared to the $103 million for the quarter ended October 27, 1995. Revenues of $207 million for the six month period ended October 25, 1996, are 3 percent higher than the same period last year.

Compared to the same periods in the prior year, revenues in the United States increased 19 percent for the quarter and 12 percent for six months ended October 25, 1996. The principal reasons are the growth of products sold to help install and manage local area networks (LANs) and an increase in sales through our distribution channels.

Revenues in Europe declined 14 percent and 8 percent respectively for the quarter and the six months ended October 25, 1996, when compared to the same periods in the prior fiscal year. Unfavorable business conditions in several countries, primarily Germany and France, our largest European markets, negatively impacted revenues while some of our smaller European markets grew revenues in the second quarter and for the six months.

Revenues in the Intercon region, countries outside Europe and the United States, continued to grow compared to the same periods a year ago. Although the 3 percent growth rate for both the quarter and year-to-date are slower than recent trends in this region, the Company had excellent revenue growth in certain markets. Latin America, led by Mexico and Brazil, had revenue growth in excess of 40 percent compared to the same periods last year. Revenue growth in The People's Republic of China and Taiwan were almost as strong. The slower overall Intercon region growth rate was caused by declines in revenue in some of the largest Intercon markets. Revenues are down 11 percent in Japan, our largest Intercon country, primarily due to the weakening yen. Unfavorable business conditions in the Korean semiconductor and automotive industries caused a 23 percent reduction of second quarter revenues from Korea compared to the same quarter last year.

Gross margin as a percent of revenues improved by 1.5 percent for the second quarter compared to the same quarter last year. The primary reason was a lower cost of sales due to a favorable product mix and improved factory utilization. Operating expenses, for the quarter ended October 25, 1996, increased by $2.4 million compared to the quarter ended October 27, 1995. The predominate reasons are increased commissions to our U. S. rep organization, higher legal costs incurred in the Company's suits to protect the Fluke brand image, higher research and development costs, and increased advertising and promotion.

The Company had $532,000 of non-operating income during the quarter ended October 25, 1996, compared to $655,000 of non-operating expense for the quarter ended October 27, 1995. Interest expense decreased $495,000 as the Company paid down debt from $17 million to $5 million. Additionally, the Company had translation gains during the current quarter compared to translation losses during the quarter ended October 27,1995.

The effective tax rate for the quarter and six months ended October 25, 1996 was 36.0 percent and 35.3 percent respectively. The effective tax rate for the quarter and six months ended October 27, 1995 was restated from 36.0 percent to 34.6 for the quarter and 34.5 percent year-to-date to reflect the effect of the merger with Forte. As a sub-chapter S corporation, Forte paid no tax because shareholders bear the tax liability .

LIQUIDITY AND CAPITAL RESOURCES
The Company has continued to generate strong cash flow through the first two quarters of fiscal 1997 with the balance of cash and cash equivalents reaching $41 million. The borrowing under the Company's long term line of credit was approximately $5.6 million. The borrowings are being utilized for working capital requirements in the European operations. It is expected that these borrowings will be repaid with cash generated from operations. The current ratio improved from 3.5 at April 25, 1996 to 3.8 at October 25, 1996.

The Company made capital expenditures of $3.4 million and $6.2 million for the quarter and year to date ended October 25, 1996 compared to $3.7 million and $6.2 million in the comparable periods last year. The Company expects capital expenditures of $10-$12 million in fiscal year 1997.

The Company declared a cash dividend of $0.16 per share on September 11, 1996 payable to stockholders of record on October 25, 1996.

The Company has a program to hedge some of its foreign exchange exposure using forward exchange contracts. Under company policy contracts can not be speculative and are limited to actual currency risk. The Company does not currently use any other form of derivatives in managing its financial risk.




PART II.  OTHER INFORMATION

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Fluke Corporation and Subsidiaries

At the Annual Meeting of Stockholders of the Company held on September 11, 1996, the stockholders voted to elect the following Directors to serve terms as noted below:

DIRECTOR                       TOTAL VOTE            TOTAL VOTE WITHHELD
                        FOR EACH DIRECTOR             FROM EACH DIRECTOR

For a two year term expiring at the 1998 Annual Meeting:

Sally G. Narodick               7,811,751                         11,418

For three year terms expiring at the 1999 Annual Meeting:

Philip M. Condit                7,812,349                         11,418
David L. Fluke                  7,812,582                         11,418
Robert S. Miller, Jr.           7,811,823                         11,418
William H. Neukom               7,812,168                         11,418

Continuing Directors

John D. Durbin                  William G. Parzybok, Jr.
John M. Fluke, Jr.              James E. Warjone
N. Stewart Rogers               George M. Winn

Item 6    Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit 11 - Computation of Earnings Per Share

    (b)   Reports on Form 8-K

          Report on Form 8-K, dated August 13, 1996, that was filed on August 13, 1996 reported the press release regarding the first quarter of fiscal 1997 operating results.



                                  SIGNATURES
                      Fluke Corporation and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FLUKE CORPORATION
                                  Registrant

         December 6, 1996                    /s/John R. Smith
              Date                              John R. Smith
                                          Vice President, Treasurer
                                          Chief Accounting Officer