Form 10-Q
period 1997-01-24
FLUKE CORP
filed 1997-03-07
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 24, 1997

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

Yes        X        No


As of February 21, 1997, there were 9,037,467 shares of $0.25 par value common stock outstanding.



                           FLUKE CORPORATION

INDEX


PART I.     FINANCIAL INFORMATION

Item 1     Financial Statements

Consolidated Balance Sheets as of January 24, 1997 and April 26, 1996

Consolidated Statements of Income for the quarter and three quarters ended January 24, 1997 and January 26, 1996

Consolidated Statements of Cash Flows for the three quarters ended January 24, 1997 and January 26, 1996

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

unaudited (in thousands except shares)
                                                    1/24/97          4/26/96
ASSETS
Current Assets
  Cash and cash equivalents                       $  41,077        $  36,631
  Accounts receivable, less allowances               75,721           69,070
  Inventories                                        52,673           56,602
  Deferred income taxes                              15,904           15,062
  Prepaid expenses and other current assets          14,168           15,570
     Total Current Assets                           199,543          192,935

Property, Plant and Equipment
  Land                                                5,801            5,801
  Buildings                                          46,758           46,152
  Machinery and equipment                           113,354          111,274
  Construction in progress                            5,448            1,804
  Less accumulated depreciation                    (112,643)        (106,783)
     Net Property, Plant and Equipment               58,718           58,248
Goodwill and Other Intangibles                       13,665           16,528
Other Assets                                          9,731            7,961
Total Assets                                      $ 281,657        $ 275,672

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $  13,489        $  15,186
  Accrued liabilities                                34,035           37,776
  Income taxes payable                                2,301            2,178
  Current maturities of long-term obligations           326              180
     Total Current Liabilities                       50,151           55,320

Long-term Obligations                                 3,274            7,098
Deferred Income Taxes                                10,959           10,585
Other Liabilities                                    11,801           10,592
     Total Liabilities                               76,185           83,595

Stockholders' Equity
  Common stock                                        2,155            2,137
  Additional paid-in capital                         67,597           65,196
  Retained earnings                                 138,129          123,507
  Cumulative translation adjustment                  (2,409)           1,237
     Total Stockholders' Equity                     205,472          192,077
Total Liabilities and Stockholders' Equity        $ 281,657        $ 275,672

Total Shares Outstanding                          8,727,301        8,652,955

                      CONSOLIDATED STATEMENTS OF INCOME
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares and per share amounts)
                                       QUARTER ENDED      THREE QUARTERS ENDED
                                  1/24/97    1/26/96      1/24/97     1/26/96
Revenues                        $ 108,450   $ 105,701    $ 315,077   $ 307,287
Cost of Goods Sold                 49,823      49,183      145,601     144,614
Gross Margin                       58,627      56,518      169,476     162,673

Operating Expenses
  Marketing and administrative     37,390      36,418      110,043     106,967
  Research and development         10,076       9,849       30,631      30,041
     Total Operating Expenses      47,466      46,267      140,674     137,008

Operating Income                   11,161      10,251       28,802      25,665

Non-Operating Expenses (Income)
  Interest Expense                     54         347          238       1,222
  Other                              (491)       (292)      (1,535)       (795)
     Total Non-Operating
       Expenses (Income)             (437)         55       (1,297)        427

Income Before Income Taxes         11,598      10,196       30,099      25,238

Provision for Income Taxes          4,176       3,365       10,714       8,548

Net Income                      $   7,422   $   6,831    $  19,385   $  16,690

Earnings Per Share              $    0.82   $    0.77    $    2.16   $    1.89

Net Income as a
  Percentage of Revenues              6.8%        6.5%         6.2%        5.4%

Average Shares and Share
  Equivalents Outstanding       9,067,060   8,859,412    8,970,384   8,848,911

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands)
                                                       THREE QUARTERS ENDED
                                                    1/24/97          1/26/96
Operating Activities
Net Income                                         $ 19,385         $ 16,690
Items not affecting cash:
  Depreciation and amortization                      10,964           12,574
  Deferred income tax                                  (739)           2,118
  Other items not affecting cash                         98              170
Net change in:
  Accounts receivable                                (7,997)           4,407
  Inventories                                         2,329           (5,233)
  Prepaid expenses                                    1,215           (1,932)
  Accounts payable                                   (1,368)          (2,707)
  Accrued liabilities                                (2,906)          (1,899)
  Income taxes payable                                1,213             (742)
  Other assets and liabilities                          (86)          (1,868)
Net Cash Provided by Operating Activities            22,108           21,578

Investing Activities
Additions to property, plant and equipment          (10,721)          (9,226)
Proceeds from disposal of property, plant
     and equipment                                      191            1,336
Net Cash Used by Investing Activities               (10,530)          (7,890)

Financing Activities
Proceeds from long-term obligations                     660                0
Payments on long-term obligations                    (4,155)          (9,882)
Cash dividends paid                                  (4,578)          (4,888)
Proceeds from issuance of common stock                1,256            3,004
Net Cash Used by Financing Activities                (6,817)         (11,766)

Effect of Foreign Currency Exchange Rates on
     Cash and Cash Equivalents                         (315)            (424)

Net Increase In Cash and Cash Equivalents             4,446            1,498
Cash and Cash Equivalents at Beginning of Period     36,631           29,628
Cash and Cash Equivalents at End of Period         $ 41,077         $ 31,126

Supplemental Cash Flow Information
     Income Taxes Paid                             $  7,601         $  8,478
     Interest Paid                                 $    245         $  1,188

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Fluke Corporation and Subsidiaries

1. The accompanying unaudited Consolidated Financial Statements do not purport to be full presentations and do not include all information and disclosures required for fair presentation by generally accepted accounting principles, but rather include only that information required by the instructions to Form 10-Q. However, in the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Consolidated Balance Sheets of the Company at January 24, 1997 and April 26, 1996 and the Consolidated Statements of Income for the quarter and three quarters ended January 24, 1997 and January 26, 1996 and the Statements of Cash Flows for the three quarters ended January 24, 1997 and January 26, 1996.

2. The results of operations for the quarter and three quarters ended January 24, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4. On December 12, 1996, the Company's Board of Directors declared a $0.16 per share quarterly cash dividend for stockholders of record on January 24, 1997 which was paid on February 14, 1997.

   The following provides a breakdown of the restated dividends per share. Dividends in prior periods are restated for the Forte merger.

                        QUARTER ENDED              THREE QUARTERS ENDED
                      1/24/97     1/26/96           1/24/97     1/26/96
Fluke Dividends       $ 0.16      $ 0.15            $ 0.48      $ 0.45
Restated for Forte    $ 0.16      $ 0.23            $ 0.48      $ 0.58

As a Sub-chapter S corporation Forte stockholders were personally responsible for the tax liability of the corporate results. Prior to the merger Forte dividends were paid as a means to distribute profits and to provide cash to the stockholders to pay their share of related income taxes.

5.  The components of inventories are as follows:

(in thousands)
                                      January 24, 1997     April 26, 1996
Finished Goods                              $15,665            $18,147
Work-in-Process                               9,348              9,464
Purchased Parts and Materials                27,660             28,991
Total Inventories                           $52,673            $56,602

6. Subsequent Events
a) On February 6, 1997 the Company completed the acquisition of DeskNet Systems, Inc., a provider of handheld, wide-area Asynchronous Transfer
   Mode (ATM) test tools. DeskNet is an Armonk, New York based company with net assets of approximately $1 million and revenues of approximately $3 million in 1996. This move expands Fluke's line of handheld test tools for network professionals and extends the firm's technology leadership in the networking marketplace. Fluke issued approximately 305,000 shares of Fluke Corporation common stock in exchange for the DeskNet shares. The transaction is a tax-free reorganization and was accounted for as a pooling of interests.

b) On January 28, 1997, the Company announced its intent to restructure some of its European operations. Fluke intends to close its product development operation in Hamburg, Germany, and transfer all business responsibilities from Hamburg to Almelo, The Netherlands. The Company will continue to sell and support the current product lines, which includes TV pattern generators. In addition, changes are expected to be made in the sales and support organizations in Europe. These changes are intended to align the organizations with the Company's primary market segments and to improve the efficiency of the support operations. The Company anticipates recording a restructuring charge of between $9 million and $11 million in the fourth quarter of fiscal 1997. Since the restructuring plan is in the development stages, there is potential for additional charges not included in the original estimate. These expenses may be recorded as incurred during fiscal 1998.

Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                 Fluke Corporation and Subsidiaries

RESULTS OF OPERATIONS

As discussed in the report for the quarter ended July 26, 1996, the Company merged with Forte Networks, Inc. on June 26, 1996, in a transaction accounted for as a pooling of interests. Financial information for prior periods are restated to reflect the merger.

Revenues of $108 million for the quarter ended January 24, 1997, increased 3 percent compared to the $106 million for the quarter ended January 26, 1996. Revenues of $315 million for the three quarters ended January 24, 1997, are 3 percent higher than the same period last year.

Compared to the same periods in the prior year, revenues in the United States increased 25 percent for the quarter and 16 percent for three quarters ended January 24, 1997. Continued rapid growth in sales of products used in the installation and management of local area networks (LANs) is a major reason for these increases. Revenues for these products are up 91 percent for the quarter and 53 percent year to date compared to similar periods last year. Sales of products sold through our distribution channels have also increased.

Revenues in Europe declined 13 percent and 10 percent, respectively, for the quarter and the three quarters ended January 24, 1997, when compared to the same periods in the prior fiscal year. Excluding the effect of weakening currencies in Europe versus the US dollar, revenues declined 9 percent and 6 percent, respectively. Unfavorable business conditions in several countries, primarily Germany and France, two of our largest European markets, negatively impacted revenues. Some European markets including the United Kingdom, Italy and Spain had excellent growth in the third quarter and for the three quarters.

Revenues in the Intercon region, countries outside Europe and the United States, are down 2 percent compared to the third quarter a year ago. Revenues are up 1 percent for the three quarters ended January 24, 1997, compared to the same period last year. Revenue growth in some of our larger intercon markets have not met expectations. One area was Korea, where continuing problems in the Korean semiconductor and automotive industries contributed to a reduction in revenues from Korea of 38 percent and 22 percent, respectively, for the quarter and three quarters ended January 24, 1997, compared to the same periods last year. In other areas of the Intercon region, the Company experienced excellent revenue growth. Latin America, led by Mexico and Brazil, had revenue growth of 25 percent for the quarter and 38 percent for the three quarters ended January 24, 1997, compared to similar periods last year. Australia, Hong Kong, and Taiwan also experienced excellent revenue growth for both the quarter and three quarters.

Operating expenses, for the quarter and three quarters ended January 24, 1997, increased by $1 million and $4 million, respectively, compared to the same periods ended January 26, 1996. The predominate reasons are increased commissions to our U.S. representitive sales organization, higher legal costs incurred in the Company's suits to protect the Fluke brand image, and increased advertising and promotion costs. Operating expenses as a percent of revenues are unchanged at 44 percent and 45 percent for the quarter and three quarters, respectively.

The effective tax rate for the quarter and three quarters ended January 24, 1997 was 36.0 percent and 35.6 percent, respectively. The effective tax rate for the quarter and three quarters ended January 26, 1996, was 33.0 for the quarter and 33.9 percent for three quarters. The lower rate in fiscal 1996 was a result of the restatement for the merger with Forte. As a sub-chapter S corporation, Forte paid no tax because shareholders were personally responsible for the tax liability.

SUBSEQUENT EVENTS
On February 6, 1997 the Company completed the acquisition of DeskNet Systems, Inc., a provider of handheld, wide-area Asynchronous Transfer Mode (ATM) test tools. DeskNet is an Armonk, New York based company with net assets of approximately $1 million and revenues of approximately $3 million in 1996. This move expands Fluke's line of handheld test tools for network professionals and extends the firm's technology leadership in the networking marketplace. Fluke issued approximately 305,000 shares of Fluke Corporation common stock in exchange for the DeskNet shares. The transaction is a tax-free reorganization and was accounted for as a pooling of interests.

On January 28, 1997, the Company announced its intent to restructure some of its European operations. For a detailed discussion refer to Note 6 in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
The Company has continued to generate strong cash flow through the first three quarters of fiscal 1997 with the balance of cash and cash equivalents reaching $41 million. The borrowing under the Company's long term line of credit was approximately $3 million. The borrowings are being utilized for working capital requirements in the European operations. It is expected that these borrowings will be repaid with cash generated from operations. The current ratio improved from 3.5 at April 25, 1996, to 4.0 at January 24, 1997. Current assets are up $7 million and current liabilities are down $5 million. Cash and accounts receivable have both increased while accounts payable and accrued liabilities have decreased.

The Company made capital expenditures of $5 million and $11 million for the quarter and three quarters ended January 24, 1997, compared to $3 million and $9 million in the comparable periods last year. The Company expects capital expenditures of $14-$16 million in fiscal year 1997.

The Company declared a $0.16 per share cash dividend on December 12, 1996, payable to stockholders of record on January 24, 1997.

The Company has a program to hedge some of its foreign exchange exposure using forward exchange contracts. Under the program contracts can not be speculative and are limited to actual currency risk. The Company does not currently use any other form of derivatives in managing its financial risk.

PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit 11 - Computation of Earnings Per Share

    (b)   Reports on Form 8-K

          None filed.

                                  SIGNATURES
                      Fluke Corporation and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FLUKE CORPORATION
                                  Registrant

         March 7, 1997                       /s/John R. Smith
              Date                              John R. Smith
                                          Vice President, Treasurer
                                          Chief Accounting Officer