Form 10-K
period 1997-04-25
FLUKE CORP
filed 1997-07-23
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.    20549

                              FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended April 25, 1997.

Commission file no. 1-5590

Fluke Corporation
(Exact name of registrant as specified in its charter)

Washington
(State of incorporation or organization)

91 - 0606624
(I.R.S. Employer Identification No.)

6920 Seaway Boulevard Everett, Washington  98203
(Address of principal executive offices)

(425)  347 - 6100
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

As of July 7, 1997, there were 9,117,229 shares of $0.25 par value common stock outstanding and the aggregate market value of the common shares (based upon the closing price of the shares on the New York Stock Exchange) held by nonaffiliates was approximately $ 453 million.

Documents Incorporated By Reference

The following documents are incorporated by reference in the listed parts of this Annual Report on Form 10-K:

Document                                                 Part of 10-K

1.  Annual Report to Stockholders for the year ended
    April 25, 1997
   (only the portions listed in this report)           Parts I and II

2.  Proxy Statement dated July 17, 1997
   (only the portions listed in this report)                 Part III

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

Fluke's targeted end-users are service, installation and maintenance professionals who use the Company's tools to identify, diagnose and solve electrical problems. Fluke's portable digital multimeters, ScopeMeter (Registered Trademark) test tools, network testers and calibration equipment, which have substantial and leading market shares, are used for field testing and verification of a broad range of electronic equipment. The Company has leveraged its competencies and market presence by offering new products for emerging applications. These include products that address local area networks (LANs), process control, and electrical maintenance. The Company also manufactures and markets traditional bench test and measurement instruments, such as bench oscilloscopes.

In 1997, the Company completed two acquisitions. Both acquisitions were tax free reorganizations and were accounted for under the pooling-of-interest method of accounting. In June 1996, Forte Networks, Inc. (Forte) was acquired and merged into the Company. The Company issued 577,190 shares of Fluke Corporation common stock in exchange for all the Forte shares. Prior to the merger Forte operated under Sub-chapter S of the Internal Revenue Code. Forte was primarily engaged in the design of instruments used to test computer networks.

In February 1997, the Company completed the acquisition of DeskNet Systems, Inc. (DeskNet). Fluke issued 305,424 shares of Fluke
Corporation common stock in exchange for all the DeskNet shares.
DeskNet was primarily engaged in the design and manufacture of wide-area Asynchronous Transfer Mode(ATM) network analysis tools.


PRODUCTS AND SERVICES

PRODUCTS

The Company is in a single line of business, the manufacture and sale of electronic test tools. Although the products vary in capability, sophistication, use, size and price, they all fundamentally test and measure electrical parameters such as voltage, current, resistance, etc.

The Company currently offers over 150 product models with over 1,300 options and accessories. These products are divided into two product classes: handheld service tools and bench test instruments.

Handheld service tools are typically used in field service applications by technicians to install and troubleshoot electronic and electrical equipment. Most of these tools are sold through indirect sales channels. Representative products include handheld digital multimeters, ScopeMeter test tools, and network testers.

Bench test instruments are used primarily by engineers and are most often sold through direct sales channels. Products include bench oscilloscopes, calibrators, data acquisition systems, and signal generators.

Handheld service tools were approximately 64 percent of revenues in 1997, 57 percent in 1996, and 55 percent in 1995. Bench test instruments were approximately 28 percent of the Company's revenues in 1997, 34 percent in 1996 and 36 percent in 1995. The remaining business consisted of service and parts for products that the Company sells.

NEW PRODUCTS

Fluke Corporation introduced the following major products in fiscal
1997.

Industrial ScopeMeter (registered trademark) 123 test tool is a handheld instrument that integrates oscilloscope, multimeter and "paperless" recorder functions, providing solutions for troubleshooting machinery, instrumentation, and control and power systems.

Fiber Optic Test Family of Products includes the fiber optic meter accessory which, in conjunction with a fiber optic source, can be used with a standard digital multimeter (DMM) or DSP-100 LAN Cablemeter for troubleshooting fiber optic cable systems across a broad range of high-speed voice and data transmission applications and markets from industrial, electrical to telecommunications, data communications (LAN) networks and cable television.

160 Series Multi-Function Counters are handheld instruments that combine the accuracy of a top performance frequency counter and a wideband digital voltmeter with the visual waveform information of an oscilloscope.

Fluke 12B Digital Multimeter (DMM) is a low cost digital multimeter which adds capabilities to the standard Fluke 12 Digital Multimeter, including a rotary dial.

Fluke 7-300 and 7-600 Electrical Testers are low cost electrical testers that are ideal for testing basic electrical parameters. The 7-300 can measure up to 300 volts ac and the 7-600 can measure up to 600 volts ac.

VoltAlert (trademark) Voltage Detector is a pocket-sized ac line voltage indicator which indicates if voltage is present by touching the tip to an outlet or cord.

Fluke 18 Digital Multimeter is an automotive version of Fluke's low-cost line of DMM's.

741/743 Documenting Process Calibrators with new pressure modules are rugged, handheld tools for the calibration and troubleshooting of a broad range of process control instrumentation.

OneTouch Network Assistant, a handheld tool for both 10 and 100 Mbps Ethernet networks, uses an icon-based interface and a touch sensitive screen to make verifying network connections and diagnosing network problems simple for front-line support technicians and Help Desk staff.

Fluke 54100 Video Signal Generator and Fluke 54200 TV Signal Generator are designed for use in the development and production departments of television and related video equipment manufacturers, as well as service centers for these types of equipment.

5500A-SC600 is a plug-in module that fits inside the 5500A Multi-Product Calibrator adding the functions necessary to fully calibrate all digital and analog oscilloscopes with bandwidths up to 600 Mhz.

DSP-2000 Digital Cable Analyzer (trademark) tester is an addition to the DSP Series cable testers which delivers the same speed and accuracy as the DSP-100 and adds an automatic fault isolation capability that analyzes marginal and failed cabling links with the touch of a button. The DSP-2000 Cable Analyzer can resolve network problems caused by defects in a cabling plant and is the tool for maintaining and installing high-speed networks on Cat 5 or Class D cabling installations.

Fluke 5720 Multi-Function Calibrator is a high performance calibrator capable of calibrating up to 8 1/2 digit system digital multimeters. It can be interfaced with a computer via either RS232 or IEEE-488 interfaces.

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

The Company generally uses indirect sales channels for its hand-held service tools. The Company has found that these channels are more effective for hand-held tools because the end-users purchasing these tools often do not require ongoing product support or specific instructions on tool applications.

The Company uses its direct sales channels primarily for its bench test instruments. These products are generally more technically complex products which may require a greater amount of direct contact with the customer to close or support a sale. Direct sales channels are also effective for 1) those markets in which a substantial knowledge of the end-user's business is required, such as among potential customers for the LANMeter, and 2) those geographic areas which do not have fully developed indirect sales channels or where the customer still expects to purchase hand-held service tools through a direct sales force. In May 1995, the Company shifted all of its direct sales responsibilities in the U.S. from an internal sales force to manufacturer's representatives. There are currently 29 manufacturer's representatives selling the Company's products in the U.S.

The Company signed an alliance agreement with Hewlett-Packard Company
(HP) in April 1997. Under the terms of this agreement the Company will utilize a limited number of its distributors to sell certain HP products in the U.S. HP will sell selected Fluke products in the U.S. through its HP Direct program. The alliance is expected to provide incremental revenue growth for both companies. The alliance will be expanded to chosen international markets over the next few years.

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

No one customer accounted for more than five percent of the Company's sales in fiscal years 1997, 1996 or 1995.

BACKLOG

The Company's backlog of unfilled orders amounted to $28.1 million at April 25, 1997 and $31.7 million at April 26, 1996. The Company expects to satisfy nearly all such unfilled orders in fiscal 1998. The backlog consists of many different customer orders with no one customer being a material component.

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

RESEARCH AND DEVELOPMENT

The Company's research activities are directed toward the development of new products that will complement and expand the present product line, and toward the creation of new manufacturing techniques. Research and development expense was $41.2 million for the year ended April 25, 1997, which was 9.6 percent of the Company's fiscal 1997 revenues. Research and development expense was $41.0 million for the year ended April 26, 1996 and $39.2 million for the year ended April 28, 1995, which were 9.9 and 10.3 percent of the Company's total revenues, respectively. No research contracts are obtained from customers, nor does the Company conduct any research work under government development contracts.

ENVIRONMENTAL CONTROLS

The Company does not anticipate any material effects upon its capital expenditures, earnings or competitive position as a result of compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

EMPLOYEES

The Company had 2,525 full-time employees as of April 25, 1997.

FOREIGN OPERATIONS AND EXPORT SALES

Information related to foreign operations and export sales is incorporated herein by reference to Note 11 of the Consolidated
Financial Statements on page 50 of the Company's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this report.

The Company has significant revenues from outside of the United States which increase the complexity and risk to the Company. These risks include increased exposure to foreign currency fluctuations and the potential economic and political impacts from doing business in foreign countries including changes in labor and tax laws, import and export controls and changes in governmental policies.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers, who serve at the pleasure of the Board of Directors of the Company, as of July 7, 1997, are as follows:

WILLIAM G. PARZYBOK, JR.

Mr. Parzybok, age 55, has been Chairman of the Board, Chief Executive Officer and a Director of the Company since 1991. He previously had been employed for 22 years by Hewlett-Packard Company where his most recent position was Vice President and General Manager of Engineering Applications Group from 1988 to 1991. Mr. Parzybok serves on the Executive Committee of the Board. He is also a Director of PENWEST, Ltd.

DAVID E. KATRI

Mr. Katri, age 47, became President, Chief Operating Officer of the Company in April, 1997. He was Executive Vice President, Chief Operating Officer from November, 1996 to April, 1997. He previously served as Vice President, Corporate Marketing from 1995 to November, 1996; as a Vice President of the Company and General Manager of the Verification Tools Division from 1992 to 1995; and as Vice President of the Company and Group Manager of the Manufacturing/R&D Group from 1991 to 1992. Mr. Katri serves on the Executive Committee of the Board.

BARRY L. ROWAN

Mr. Rowan, age 40, has been a Senior Vice President and General Manager of the Fluke Networks Division since 1996. He previously served as Vice President and General Manager of the Verification Tools Division since 1995 and as Vice President and Chief Financial Officer of the Company since 1992.

RICHARD W. VAN SAUN

Mr. Van Saun, age 60, has been a Senior Vice President of the Company and Group Manager of the Industrial Group since December, 1996. He previously served as Senior Vice President of the Company and Group Manager of the Service Tools Division from 1994 until 1996, Senior Vice President and Group Manager of the Diagnostic Tools Division from 1992 to 1994 and as Vice President and Group Manager of the Service Equipment Group from 1986 to 1992.

MICHAEL J. ADAMS

Mr. Adams, age 50, has served as Vice President, Manufacturing of the Company since December, 1996. He previously served as Operations
Manager for the Service Tools Division from 1993 until 1996 and as Operations Manager for the Manufacturing/R&D Group from 1986 until 1993.

JAMES L. CAVORETTO

Mr. Cavoretto, age 51, has served as Vice President and General Manager of the Service Tools Division of the Company since December, 1996. He previously served as Engineering and Operations Manager for the Verification Tools and Fluke Networks Divisions in 1996, as Engineering and Operations Manager for the Verification Tools Division from 1995 until 1996 and as Engineering Manager for the Verification Tools Division from 1992 until 1995.

LINDA S. CHEEVER

Ms. Cheever, age 50, has served as Vice President and General Manager of Intercon Operations of the Company since December, 1996. She previously served as General Manager, Intercon Operations from 1993 until 1996 and as Intercontinental Sales Manager from 1992 until 1993.

WILLIAM E. DUNN

Mr. Dunn, age 52, has served as Vice President and General Manager of U.S. Sales and Worldwide Customer Support Services of the Company since December, 1996. He previously served as U.S. National Sales Manager in 1996, as U.S. Sales Manager for LAN Tools and Instrumentation from 1995 until 1996 and as Business Unit Manager for both the Data Acquisition and Board Test Business Units from 1992 until 1995.

WILLIAM R. HOFFMAN

Mr. Hoffman, age 61, has served as Vice President and General Manager of the Verification Tools Division of the Company since 1996. He previously served as Vice President and Manager of Corporate Services and also General Manager of Calibration for the Verification Tools Division from 1992 to 1996. He also served as Vice President of Marketing Services and the Philips T&M Group from 1991 to 1992.

ELIZABETH J. HUEBNER

Ms. Huebner, age 39, has served as Vice President, Chief Financial Officer of the Company since March, 1996. She previously served as Vice President - Finance of the Western Region of AT&T Wireless Services from 1991 to 1996.

DOUGLAS G. MCKNIGHT

Mr. McKnight, age 48, has served as Vice President, General Counsel of the Company since 1986 and as Corporate Secretary since 1983.

CRAIG T.J. MILLER

Mr. Miller, age 47, has served as Vice President, Marketing, Industrial Group of the Company since December, 1996. He previously served as Marketing Manager for the Industrial/Electrical Market Segment in 1996, as Marketing Manager for the Service Tools Division from 1995 until 1996, as European Marketing Manager from 1994 until 1995 and as International Sales and Marketing Manager from 1992 until 1994.

PATRICK J. O'HARA

Mr. O'Hara, age 44, has been Vice President, Human Resources and
Facilities of the Company since 1994.   He previously served as Deputy
Director of Human Resources at the Los Alamos National Laboratory from 1993 to 1994, and prior to that, as Site Human Resources Manager of the T.J. Watson Research Center of IBM Corporation from 1990 to 1993.

ITEM 2 - PROPERTIES

The Company owns approximately 167 acres of real estate near Everett, Washington, the site of its corporate headquarters and U.S. manufacturing, warehousing and distribution facilities. These facilities consist of two buildings of approximately 480,000 square feet and 200,000 square feet and three smaller facilities totaling 57,100 square feet. The Company also owns a 25,000 square foot sales and service facility situated on 1.5 acres in Paramus, New Jersey and a 27,000 square foot sales and service facility situated on 4.8 acres in Palatine, Illinois. All facilities owned by the Company are insured at their estimated replacement cost.

The Company will be vacating the facilities in Paramus and Palatine in fiscal 1998 and will be placing the buildings for sale.

The Company leases a 144,200 square foot engineering and manufacturing facility located in The Netherlands, which could be duplicated, if necessary, with some disruption to operations. The Company has approximately 243,900 square feet of additional leased facilities throughout the world which are utilized for sales and service. The Company believes that its existing facilities are in good condition and are suitable and adequate for its business.

ITEM 3 - LEGAL PROCEEDINGS

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to Stock Price Information on page 57 of the Company's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this report.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to the Financial Summary on pages 54 and 55 of the Company's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 28 through 31 of the Company's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 32 through 51 and the Selected Quarterly Financial Data (unaudited) on page 56 of the Company's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10 - DIRECTORS OF THE REGISTRANT

The information required by this Item relating to Directors is incorporated herein by reference to pages 3 through 5 of the Company's proxy statement dated July 17, 1997, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to pages 7 through 13 of the Company's proxy statement dated July 17, 1997, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to pages 2 and 3 of the Company's proxy statement dated July 17, 1997, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
K

  (a)(1)    Financial Statements of the Company

The following financial statements of Fluke Corporation and Subsidiaries are incorporated herein by reference to pages 32 through 57 of the Company's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this report.

1.  Consolidated Balance Sheets as of April 25, 1997 and April 26, 1996.

2. Consolidated Statements of Income for the years ended April 25, 1997, April 26, 1996 and April 28, 1995.

3. Consolidated Statements of Cash Flows for the years ended April 25, 1997, April 26, 1996 and April 28, 1995.

4. Consolidated Statements of Stockholders' Equity for the years ended April 25, 1997, April 26, 1996 and April 28, 1995.


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

3.2   Conformed Copy of Bylaws as amended through April 25,1997.

4.    Instruments Defining the Rights of Security Holders, Including
Indentures.

4.1   Stockholders Rights Plan as amended and restated April 25, 1997.

10.   Material Contracts

10.1  1990 Stock Incentive Plan of the Company as amended on December
10, 1996.

10.2 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K Report for the Fiscal Year ended September 27, 1991).

10.3 Employment Agreement dated December 12, 1995 between the Company and William G. Parzybok, Jr.

10.4 Employment Agreement dated December 12, 1995 between the Company and George M. Winn (incorporated by reference to Exhibit 10.4 of the Company's Form 10-K Report for the Fiscal Year ended April 26, 1996).

10.5 Employment Agreement dated December 12, 1995 between the Company and Richard W. Van Saun (incorporated by reference to Exhibit 10.6 of the Company's Form 10-K Report for the Fiscal Year ended April 26,
1996).

10.6 Change of Control Agreement dated December 11, 1996 between the Company and David E. Katri. Barry L. Rowan has an identical change of control agreement with the Company.

10.7 Change of Control Agreement dated September 5, 1991 between the Company and Douglas G. McKnight. Other executive officers of the Company have identical change of control agreements with the Company.

10.8  Annual Variable Compensation Policy (incorporated by reference to
Exhibit 10.17 of the Company's Form 10-K Report for the Fiscal Year ended April 30, 1993).

10.9 Fluke Corporation 1988 Stock Incentive Plan of the Company as amended on December 10, 1996.

10.10 Deferred Compensation Plan for Directors of Fluke Corporation as amended on April 29, 1994 (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K Report for the Fiscal Year ended April 29,
1994).

10.11 Fluke Corporation Supplemental Retirement Income Plan as amended on December 11, 1996.

10.12 Fluke Corporation Executive Deferred Compensation Plan as amended on December 11, 1996.

11  Computation of Earnings Per Share.

13  1997 Annual Report to Stockholders.

21  Subsidiaries.

23.1  Consent of Ernst & Young LLP, independent auditors.


Item 14 (b)Reports on Form 8-K.

Report on Form 8-K, dated February 10, 1997, was filed on February 10, 1997 reporting the press release regarding the third quarter of fiscal 1997 operating results and the acquisition of DeskNet Systems, Inc.

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

FLUKE CORPORATION
(Registrant)

/s/ David E. Katri                           President
    David E. Katri             Chief Operating Officer      July 17, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                         Title
Date
/s/ William G. Parzybok, Jr.      Chairman of the Board     July 17, 1997
    William G. Parzybok, Jr.    Chief Executive Officer
/s/ David E Katri            President, Chief Operating     July 17, 1997
    David E Katri                  Officer and Director
/s/ Elizabeth J. Huebner                 Vice President     July 17, 1997
    Elizabeth J. Huebner        Chief Financial Officer
/s/ Laurence C. Leslie             Corporate Controller     July 17, 1997
    Laurence C. Leslie
/s/ Philip M. Condit                           Director     July 17, 1997
    Philip M. Condit
/s/ John D. Durbin                             Director     July 17, 1997
    John D. Durbin
/s/ David L. Fluke                             Director     July 17, 1997
    David L. Fluke
/s/ John M. Fluke, Jr.                         Director     July 17, 1997
    John M. Fluke, Jr.
/s/ Robert S. Miller, Jr.                      Director     July 17, 1997
    Robert S. Miller, Jr.
/s/ Sally G. Narodick                          Director     July 17, 1997
    Sally G. Narodick
/s/ William H. Neukom                          Director     July 17, 1997
    William H. Neukom
/s/ N. Stewart Rogers                          Director     July 17, 1997
    N. Stewart Rogers
/s/ James E. Warjone                           Director     July 17, 1997
    James E. Warjone
/s/ George M. Winn                             Director     July 17, 1997
    George M. Winn


Schedule II
                                          FLUKE CORPORATION
                                   VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
                                                     <F1>
                                                   Column C
Column A                              Column B    Additions    Column D     Column E
                                    Balance at   Charged to               Balance at
                                     Beginning    Costs and       <F2>        End of
Classification                       of Period      Expense  Deductions       Period

Year ended April 28, 1995:
Allowance for Doubtful
  Accounts Receivable                   $  586         $820        $265       $1,141

Year ended April 26, 1996:
Allowance for Doubtful
  Accounts Receivable                   $1,141         $ 98        $135       $1,104

Year ended April 25, 1997:
Allowance for Doubtful
  Accounts Receivable                   $1,104         $166        $380         $891

<F1> Column C(2) has been omitted because the answer would be none.
<F2> Write-off of uncollectible accounts receivable less recoveries.