Form 10-Q
period 1997-07-25
FLUKE CORP
filed 1997-09-08
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 25, 1997

Commission File No. 1-5590

Fluke Corporation
(Exact name of registrant as specified in its charter)

Washington
(State of incorporation of organization)

91 - 0606624
(I.R.S. Employer Identification No.)

6920 Seaway Boulevard  Everett, Washington             98203
(Address of principal executive offices)             (Zip Code)

(425) 347-6100
(Registrant's telephone number, including area code)


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

Yes        X        No

As of August 22, 1997, there were 9,127,745 shares of $0.25 par value common stock outstanding.

INDEX
Fluke Corporation

PART I.    FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets as of July 25, 1997 and
           April 25, 1997

           Consolidated Statements of Income for the quarters ended July 25, 1997 and July 26, 1996

           Consolidated Statements of Cash Flows for the quarters ended July 25, 1997 and July 26, 1996

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

unaudited (in thousands except shares)
                                                July 25, 1997   April 25, 1997
ASSETS
Current Assets
  Cash and cash equivalents                         $  37,244        $  40,916
  Accounts receivable, less allowances                 74,070           80,689
  Inventories                                          55,624           54,522
  Deferred income taxes                                16,484           16,968
  Prepaid expenses and other current assets            20,656           16,185
     Total Current Assets                             204,078          209,280

Property, Plant and Equipment
  Land                                                  5,236            5,236
  Buildings                                            47,512           47,414
  Machinery and equipment                             117,081          115,022
  Construction in progress                              8,783            5,634
  Less accumulated depreciation                      (115,116)        (113,660)
     Net Property, Plant and Equipment                 63,496           59,646
Goodwill and Other Intangibles                         10,838           11,876
Other Assets                                           11,636           11,558
Total Assets                                        $ 290,048        $ 292,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                  $  16,052        $  16,504
  Accrued liabilities                                  28,279           35,350
  Accrued restructuring                                10,417           11,894
  Income taxes payable                                  1,380            1,584
  Current maturities of long-term obligations
   and short term debt                                  1,479            1,145
     Total Current Liabilities                         57,607           66,477

Long-term Obligations                                     509              563
Deferred Income Taxes                                  10,083           10,178
Other Liabilities                                      13,196           12,203
     Total Liabilities                                 81,395           89,421

Stockholders' Equity
  Common stock                                          2,281            2,262
  Additional paid-in capital                           72,788           69,490
  Retained earnings                                   140,981          135,998
  Cumulative translation adjustment                    (7,397)          (4,811)
     Total Stockholders' Equity                       208,653          202,939
Total Liabilities and Stockholders' Equity          $ 290,048        $ 292,360

Total Shares Outstanding                            9,125,189        9,046,480


                      CONSOLIDATED STATEMENTS OF INCOME
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares and per share amounts)
                                                               QUARTER ENDED
                                                     July 25, 1997   July 26,1996
Revenues                                                 $ 105,580      $ 101,154
Cost of Goods Sold                                          49,388         47,194
Gross Margin                                                56,192         53,960
Operating Expenses
  Marketing and administrative                              36,060         35,490
  Research and development                                  10,398         10,305
     Total Operating Expenses                               46,458         45,795
Operating Income                                             9,734          8,165
Non-Operating Expenses (Income)
  Interest Expense                                              31            110
  Other                                                       (578)          (438)
     Total Non-Operating
       Expenses (Income)                                      (547)          (328)

Income Before Income Taxes                                  10,281          8,493
Provision for Income Taxes                                   3,701          2,934
Net Income                                               $   6,580      $   5,559

Earnings Per Share                                       $    0.69      $    0.62
Net Income as a Percentage of Revenues                         6.2%           5.5%
Average Shares and Share
  Equivalents Outstanding                                9,580,103      8,943,582

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands)
                                                          QUARTER ENDED
                                                July 25, 1997     July 26,1996
Operating Activities
Net Income                                            $ 6,580          $ 5,559
Items not affecting cash:
  Depreciation and amortization                         3,861            3,524
  Deferred income tax                                     169           (1,202)
  Other items not affecting cash                           39             (258)
Net change in:
  Accounts receivable                                   5,529            4,451
  Inventories                                          (2,308)             908
  Prepaid expenses                                     (4,625)             456
  Accounts payable                                       (110)            (480)
  Accrued liabilities                                  (5,361)          (8,033)
  Accrued liabilities related to restructuring         (1,477)             ---
  Income taxes payable                                    596              790
  Other assets and liabilities                          1,059             (164)
Net Cash Provided By Operating Activities               3,952            5,551

Investing Activities
Additions to property, plant and equipment             (7,893)          (2,767)
Proceeds from disposal of property, plant
     and equipment                                         40               10
Net Cash Used By Investing Activities                  (7,853)          (2,757)

Financing Activities
Proceeds from short-term obligations                      323              ---
Proceeds from stock options                             1,796              171
Payments on long-term obligations                         (44)          (1,246)
Cash dividends paid                                    (1,448)          (1,795)
Net Cash Used By Financing Activities                     627           (2,870)

Effect of Foreign Currency Exchange Rates on
     Cash and Cash Equivalents                           (398)             136

Net Increase (Decrease) In Cash and Cash
     Equivalents                                       (3,672)              60
Cash and Cash Equivalents at Beginning of Period       40,916           36,631
Cash and Cash Equivalents at End of Period            $37,244          $36,691

Supplemental Cash Flow Information
     Income Taxes Paid                                $ 2,280          $ 1,253
     Interest Paid                                    $    31          $   111


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Fluke Corporation and Subsidiaries

1. The accompanying unaudited Consolidated Financial Statements do not purport to be full presentations and do not include all information and disclosures required for fair presentation by generally accepted accounting principles, but rather include only that information required by the instructions to Form 10-Q. However, in the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Consolidated Balance Sheets of the Company at July 25, 1997 and April 25, 1997 and the Consolidated Statements of Income and the Statements of Cash Flows for the quarters ended July 25, 1997 and July 26, 1996.

2. The results of operations for the quarter ended July 25, 1997 are not necessarily indicative of the results to be expected for the full year.

3. On June 17, 1997, the Company's Board of Directors declared a 17.5 cents per share quarterly cash dividend for stockholders of record on July 25, 1997 which was paid on August 15, 1997. In the first quarter of fiscal 1997, the Company declared a cash dividend of 16 cents per share before restatement for the merger with Forte Networks, Inc. After restatement for dividends paid by Forte, dividends of 23 cents per share were declared.

4.  The components of inventories are as follows:

(in thousands)
                                         July 25, 1997     April 25, 1997
Finished Goods                                 $17,780            $17,789
Work-in-Process                                 11,150             11,160
Purchased Parts and Materials                   26,694             25,573
Total Inventories                              $55,624            $54,522

5. In June 1997 the FASB issued Statement 130, "Reporting Comprehensive Income" and Statement 131, "Disclosures about Segments of an Enterprise and Related Information". Both Statement 130 and Statement 131 are effective for fiscal years beginning after December 15, 1997. The
Company is required to adopt the provisions of Statement 130 and Statement 131 for the fiscal year ended April 30, 1999. The Company is evaluating the requirements and impact of Statement 130 and Statement 131.


Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
                 Fluke Corporation and Subsidiaries

RESULTS OF OPERATIONS

Revenues of $106 million for the quarter ended July 25, 1997 were 4 percent higher than the $101 million of revenues for the quarter ended July 26, 1996. There was a 4 percent negative impact on revenues caused by the strong United States (U.S.) dollar relative to non-U.S. currencies primarily in Europe and Japan. Revenues from network test tools increased significantly, but did not meet the Company's growth expectations in the U.S. Three products introduced in 1997, the OneTouch Network Assistant, DSP-2000 CableAnalyzer, and the Fluke 123 Industrial ScopeMeter led the worldwide growth.

The Company entered into an agreement with Hewlett-Packard Company (HP) in April 1997. Under this agreement the Company is selling certain HP products in the U.S. and HP is selling selected Fluke products in the U.S. Products sold under this agreement and growth in revenues from network test tools, spurred an overall 10 percent increase in U.S. revenues. Despite the growth in network test tool revenues, the U.S. manufacturer's representatives in this market did not meet the Company's expectations for the quarter. As a result, the Company is expanding the number of the manufacturer's representatives selling these products. In addition, the Company is certifying all its representatives in the network test tool market to insure they have the necessary technical skills and product knowledge to meet future expectations.

The local currency shipments in Europe increased by 5 percent. The United Kingdom and Belgium showed the highest growth. European currencies weakened during the quarter compared to the U.S. dollar, negatively impacting European revenues from all countries except the United Kingdom. The result was a net decrease of 4 percent in U.S. dollar revenues from Europe.

The Intercon region, all countries outside the U.S. and Western Europe, grew 7 percent compared to the same period a year ago. Revenues in Latin America, with Columbia, Mexico and Brazil leading the way, increased 42 percent over the first quarter of 1997. Revenues in Canada increased 33 percent and revenues in Singapore were up 31 percent. Revenues in Japan increased 12 percent in local currency with strong sales of network test tools. However, the negative impact of the strong U.S. dollar compared to the Japanese yen, resulted in a net increase in U.S. dollar revenues of 4 percent.

Operating income of $9.7 million increased by 19 percent compared to the same quarter last year as the Company continues to control the growth of operating expenses. Operating expenses of $46 million, benefiting from the strong U.S. dollar effect on local currency expenditures in Europe and Japan, increased only 1 percent. Cost of goods sold increased at approximately the same rate as revenues.

The effective annual tax rate was 36.0 percent in the quarter ended July 25, 1997 compared to 34.5 percent in the quarter ended July 26, 1996. Last year's rate was lower as a result of the merger with Forte Networks, Inc.(Forte) on June 26, 1996. Forte was a sub-chapter S corporation and therefore did not pay U.S. income tax. The U.S. income tax was paid by its shareholders. Therefore, when reporting the financial results of the merged companies no tax expense was recognized on the income generated by Forte in most of the quarter ended July 26, 1996, yielding a lower effective tax rate for the combined companies.

LIQUIDITY AND CAPITAL RESOURCES

The cash position of the Company remains strong. The Company made capital expenditures of $8 million in the quarter ended July 25, 1997 compared to $3 million in the quarter ended July 26, 1996. About half the increase was due to an investment in new management information software and hardware. During the next two years the Company will be installing new information systems throughout its worldwide operations. During the next 3 quarters, the Company expects capital expenditures to be running higher than the historical average, primarily for improvements in its manufacturing capabilities and the new management information system. The Company expects to fund these expenditures and other working capital requirements through cash generated from normal operations.

The Company declared a cash dividend on June 17, 1997 payable to stockholders of record on July 25, 1997. The dividend of 17.5 cents per share represents a 1.5 cents per share increase over last year.

The current ratio was 3.5 at July 25, 1997 compared to 3.1 at April 25, 1997. The improvement in the quarter ended July 25, 1997 was a result of paying down current liabilities.

The Company has a program to hedge some of its foreign exchange exposure using forward exchange contracts. The contracts cannot be speculative and are limited to actual currency risk. The Company does not currently use any other form of derivatives in managing its financial risk.




PART II.  OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

 (a)    Exhibits

           Exhibit 11 - Computation of Earnings Per Share

 (b)    Reports on Form 8-K

           There were no reports on Form 8-K filed during the fiscal quarter ended July 25, 1997 for which this report was filed.



                                  SIGNATURES
                      Fluke Corporation and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FLUKE CORPORATION
                                  Registrant

         September 8, 1997                   /s/Elizabeth J. Huebner
              Date                              Elizabeth J. Huebner
                                                   Vice President,
                                               Chief Financial Officer