Form 10-Q
period 1997-07-24
FLUKE CORP
filed 1997-12-05
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 24, 1997

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

Yes        X        No


As of November 21, 1997, there were 18,334,818 shares of $0.25 par value common stock outstanding.

                           FLUKE CORPORATION

INDEX


PART I.    FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets as of October 24, 1997 and
             April 25, 1997

           Consolidated Statements of Income for the quarter and two quarters ended October 24, 1997 and October 25, 1996

           Consolidated Statements of Cash Flows for the two quarters ended October 24, 1997 and October 25, 1996

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

unaudited (in thousands except shares)
                                                   10/24/97          4/25/97
ASSETS
Current Assets
  Cash and cash equivalents                       $  41,223        $  40,916
  Accounts receivable, less allowances               81,724           80,689
  Inventories                                        56,413           54,522
  Deferred income taxes                              16,563           16,968
  Prepaid expenses and other current assets          22,117           16,185
     Total Current Assets                           218,040          209,280

Property, Plant and Equipment
  Land                                                4,557            5,236
  Buildings                                          46,143           47,414
  Machinery and equipment                           120,132          115,022
  Construction in progress                           11,061            5,634
  Less accumulated depreciation                    (116,646)        (113,660)
     Net Property, Plant and Equipment               65,247           59,646

Goodwill and Other Intangibles                       10,534           11,876
Other Assets                                         12,194           11,558

Total Assets                                      $ 306,015        $ 292,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $  17,135        $  16,504
  Accrued liabilities                                34,456           35,350
  Accrued liabilities related to restructuring        9,021           11,894
  Income taxes payable                                2,138            1,584
  Current maturities of long-term obligations
   and short term debt                                  457            1,145
Total Current Liabilities                            63,207           66,477

Long-term Obligations                                   442              563
Deferred Income Taxes                                11,933           10,178
Other Liabilities                                    13,514           12,203

     Total Liabilities                               89,096           89,421

Stockholders' Equity
  Common stock                                        4,583            4,524
  Additional paid-in capital                         74,029           69,490
  Retained earnings                                 144,563          133,736
  Cumulative translation adjustment                  (6,256)          (4,811)
     Total Stockholders' Equity                     216,919          202,939

Total Liabilities and Stockholders' Equity        $ 306,015        $ 292,360


Total Shares Outstanding                         18,332,618       18,092,960


                      CONSOLIDATED STATEMENTS OF INCOME
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares and per share amounts)
                                     QUARTER ENDED         TWO QUARTERS ENDED
                                 10/24/97   10/25/96     10/24/97     10/25/96
Revenues                        $ 110,184   $ 105,473    $ 215,764   $ 206,627
Cost of Goods Sold                 50,552      48,584       99,940      95,778
Gross Margin                       59,632      56,889      115,824     110,849

Operating Expenses
  Marketing and administrative     37,244      37,163       73,304      72,653
  Research and development         10,736      10,250       21,134      20,555
     Total Operating Expenses      47,980      47,413       94,438      93,208

Operating Income                   11,652       9,476       21,386      17,641

Non-Operating Expenses (Income)
  Interest Expense                     19          74           50         184
  Other                               (49)       (606)        (627)     (1,044)
     Total Non-Operating
       Expenses (Income)              (30)       (532)        (577)       (860)

Income Before Income Taxes         11,682      10,008       21,963      18,501
Provision for Income Taxes          4,205       3,604        7,906       6,538
Net Income                      $   7,477   $   6,404    $  14,057   $  11,963


Earnings Per Share              $    0.39   $    0.36    $    0.73   $    0.67

Net Income as a
 Percentage of Revenues               6.8%        6.1%         6.5%        5.8%

Cash Dividends Declared
  per Share                     $  0.0875   $ 0.0800     $  0.1750   $   0.1600

Average Shares and Share
 Equivalents Outstanding        19,260,418  17,866,084   19,191,376  17,874,378

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands)
                                                       TWO QUARTERS ENDED
                                                   10/24/97         10/25/96
Operating Activities
Net Income                                         $ 14,057         $ 11,963
Items not affecting cash:
  Depreciation and amortization                       7,178            7,326
  Deferred income tax                                 2,049             (666)
  Other                                                  89              109
Net change in:
  Accounts receivable                                (1,805)          (3,901)
  Inventories                                        (2,520)           1,096
  Prepaid expenses                                   (6,020)             827
  Accounts payable                                      871             (609)
  Accrued liabilities                                   411           (2,133)
  Accrued liabilities related to restructuring       (2,873)             ---
  Income taxes payable                                1,347            1,338
  Other assets and liabilities                          766             (324)
Net Cash Provided by Operating Activities            13,550           15,026

Investing Activities
Additions to property, plant and equipment          (14,758)          (6,215)
Proceeds from disposal of property, plant
     and equipment                                    2,511               66
Net Cash Used By Investing Activities               (12,247)          (6,149)

Financing Activities
Payments on short-term obligations                     (704)             ---
Proceeds from long-term obligations                      16              278
Payments on long-term obligations                      (121)          (1,821)
Cash dividends paid                                  (3,045)          (3,186)
Proceeds from issuance of common stock                3,048              311
Net Cash Used By Financing Activities                  (806)          (4,418)

Effect of Foreign Currency Exchange Rates on
     Cash and Cash Equivalents                         (190)              63

Net Increase In Cash and Cash Equivalents               307            4,522

Cash and Cash Equivalents at Beginning of Period     40,916           36,631
Cash and Cash Equivalents at End of Period         $ 41,223         $ 41,153

Supplemental Cash Flow Information
     Income Taxes Paid                             $  3,911         $  4,026
     Interest Paid                                 $     51         $    193


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited Consolidated Financial Statements do not purport to be full presentations and do not include all information and disclosures required for fair presentation by generally accepted accounting principles, but rather include only that information required by the instructions to Form 10-Q. However, in the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Consolidated Balance Sheets of the Company at October 24, 1997 and April 25, 1997 and the Consolidated Statements of Income for the quarter and two quarters ended October 24, 1997 and October 25, 1996 and the Statements of Cash Flows for two quarters ended October 24, 1997 and October 25, 1996.

2. The results of operations for the quarter ended October 24, 1997, and October 25, 1996, are not necessarily indicative of the results to be expected for the full year.

3. On September 10, 1997, the Company's Board of Directors approved doubling the 20 million shares of the authorized common stock to 40 million shares and announced a two-for-one stock split effected in the form of a 100 percent stock dividend with a record date of September 26, 1997. The related shares were distributed on October 15, 1997.

4. Restatement of Financial Results
The two-for-one stock split was effected in the form of a stock dividend. Therefore, Common Stock, on the Balance Sheet, was increased by the number of new shares at the Company's $0.25 per share par value. Washington State laws require that Retained Earnings be reduced to fund this increase in the Common Stock. Prior period Common Stock and Retained Earnings accounts as well as share and per share amounts in the accompanying financial statements have been restated to reflect the effect of the stock split.

                       Earnings per Share
Quarter Ended       As Reported     Restated
October 24, 1997          $0.39        $0.39
October 25, 1996          $0.72        $0.36

Two quarters Ended
October 24, 1997          $0.73        $0.73
October 25, 1996          $1.34        $0.67

(in thousands)           Common Stock               Retained Earnings
Quarter Ended    As Reported     Restated      As Reported     Restated
October 24, 1997     $ 4,583      $ 4,583        $ 144,563    $ 144,563
April 25, 1997       $ 2,262      $ 4,524        $ 135,998    $ 133,736



5.  The components of inventories are as follows:

(in thousands)
                                              10/24/97         4/25/97
Finished Goods                                 $17,948         $17,789
Work-in-Process                                 12,580          11,160
Purchased Parts and Materials                   25,885          25,573
Total Inventories                              $56,413         $54,522


Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                 Fluke Corporation and Subsidiaries


RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED OCTOBER 24, 1997
TO THE QUARTER ENDED OCTOBER 25, 1996

Revenues for the current quarter increased by 4 percent to $110 million when compared to the prior year quarter which ended October 25, 1996. The results have been negatively impacted by approximately 5 percent due to the effect of the strong US dollar on revenues, primarily in Europe.

In April 1997, the Company signed a reciprocal distribution and marketing agreement with Hewlett-Packard Company (HP). Under this agreement HP will sell several of Fluke's compact, professional, electronic test tools. The agreement allows the Company to sell a selection of HP instruments through selected distributors. This program, originally introduced in the US, has met the Company's expectations and was expanded into Europe and to Canada during the current quarter.

US revenues were $54 million for the current quarter, 49 percent of total revenues, and increased 8 percent over the comparable quarter last year. This growth was led by handheld tools, particularly those used to install and maintain computer networks. The Company successfully initiated a program to certify its sales representatives in the network test tool market to insure they have the necessary technical skills and product knowledge to achieve the Company's growth expectations in this market. In Europe, local currency revenues increased by 6 percent with double digit growth in several countries, most notably in Germany and France where results have been disappointing in recent years. However a 14 percent negative currency impact resulted in European revenues of $33 million, an 8 percent decrease compared to the same quarter last year. Revenues of $23 million from the Intercon region, countries outside Europe and the United States, grew 18 percent compared to the same quarter in fiscal 1997. Revenues grew in South America by 39 percent, Canada by 39 percent, and in The People's Republic of China by 58 percent. Revenues in Korea decreased for the second straight quarter and orders from other ASEAN countries slowed significantly at the end of this quarter due to economic uncertainties in the region.

Operating income was $12 million, an increase of 23 percent from the prior year quarter which ended October 25, 1996. Gross margins improved slightly due to the product mix and the favorable currency effect of the strong US dollar on local currency costs of the Company's manufacturing facility in The Netherlands. Research and development spending, almost $11 million, continues at close to 10 percent of revenues as the Company invests in the development of new products for future growth. Marketing & administrative expenses were held virtually flat compared to the same quarter last fiscal year and declined as a percentage revenues. Marketing and administrative expenses in US dollars benefited approximately 6 percent due to the impact of the stronger US dollar on the Company's sales subsidiaries outside the US.


COMPARISON OF THE TWO QUARTERS ENDED OCTOBER 24, 1997
TO THE TWO QUARTERS ENDED OCTOBER 25, 1996

The $216 million in revenues during the two quarters ended October 24, 1997, were 4 percent higher than the same period last year. Revenues from customers in the US grew 9 percent to $103 million, 48 percent of world wide revenues. Most of the growth in US revenues comes from handheld tools, primarily those used to install and maintain computer networks, which increased 45 percent compared to the two quarters ended October 25, 1996. The strong US dollar had a significant negative impact on the Company's European revenues. European revenues of $67 million for the two quarters ended October 24, 1997 represents a decrease of 6 percent from the comparable six month period last year. However, local currency revenues in Europe actually increased 6 percent with Belgium, Germany, France, Sweden and the United Kingdom showing the most improvement. Revenues from the Intercon region, countries outside Europe and the United States, grew 12 percent compared to the two quarters ended October 25, 1996. This increase was led by South America with a 40 percent increase and Canada with a 36 percent increase. Revenues continue to be down significantly in Korea due to the weakened local economy.

The Company improved operating income to $21 million during the two quarters ended October 24, 1997, a 21 percent increase over the same two quarters in the prior year. Gross margins grew 4 percent, consistent with revenue growth and the Company continues to invest approximately 10 percent of revenues, over $21 million, in research and development. Marketing and administrative expenses were held flat, declining from over 35 percent to 34 percent of revenues.

The effective annual tax rate was 36.0 percent in the two quarters ended July 25, 1997 compared to 35.3 percent in the two quarters ended October 24, 1996. The effective rate for the two quarters ended October 24, 1996, was lower as a result of the merger with Forte Networks, Inc. (Forte) on June 26, 1996. Forte was a sub-chapter S corporation and therefore did not pay US income tax. The US income tax was paid directly by Forte's shareholders. Therefore, when reporting the financial results of the merged companies no tax expense was recognized on the income generated by Forte for the first two months of the quarter ended July 26, 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the current quarter the Company continued to strengthened its financial position through increased cash from operations. This increase was achieved while the Company was making significant investments in its new worldwide management information system as well as making major investments in its manufacturing capabilities.

Capital expenditures, $15 million during the current two quarters, will continue to exceed historical averages through the end of the current fiscal year due to continued investment in the business information systems and additional investment in manufacturing processes. The Company expects to fund these expenditures and other working capital requirements through cash generated from normal operations.

The current ratio was 3.4 at October 24, 1997 compared to 3.1 at April 25, 1997. The improvement was primarily a result of paying down current liabilities. The accrued liability related to restructuring declined as the Company incurred planned costs to reorganize its European operations. The research and development activities in Germany have been terminated and the Company has begun to centralize European finance operations.

On September 10, 1997 the Board of Directors increased the authorized shares of common stock from 20 million to 40 million shares and announced a two-for-one stock split. The stock split was effected in the form of a 100 percent stock dividend, distributed on October 15, 1997, with a record date of September 26, 1997. The Board of Directors also declared a cash dividend of $0.0875 per share to be paid on the split shares to stockholders of record on October 24, 1997, payable on November 14, 1997.

The Company has a program to hedge some of its foreign exchange exposure using forward exchange contracts. Under this program the contracts cannot be speculative and are limited to actual currency risk. The Company does not currently use any other form of derivatives in managing its financial risk.

PART II.  OTHER INFORMATION

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Fluke Corporation and Subsidiaries

At the Annual Meeting of Stockholders of the Company held on September 10, 1997, the stockholders voted to elect the following Directors to serve three year terms expiring at the 2000 Annual Meeting:

DIRECTOR                       TOTAL VOTE            TOTAL VOTE WITHHELD
                        FOR EACH DIRECTOR             FROM EACH DIRECTOR

John D. Durbin                  7,378,220                        268,700
John M. Fluke, Jr.              7,372,618                        274,302
David E. Katri                  7,377,942                        268,978
N. Stewart Rogers               7,377,133                        269,787

Continuing Directors

Philip M. Condit                 David L. Fluke
Robert S. Miller, Jr.            Sally G. Narodick
William H. Neukom                William G. Parzybok, Jr.
James E. Warjone                 George M. Winn

The stockholders also voted to approve the 1998 Stock Incentive Plan which gave the Board of Directors the authority to issue up to 1,500,000 of unissued or reacquired shares of the Company's common stock as part of the overall management compensation package. Details of the plan are available in the Company's Proxy Statement dated July 17, 1997.

Vote of shareholders on 1998 Stock Incentive Plan
        For     4,873,192            Against      1,680,458
        Abstain    65,122            Not Voted    1,028,148


Item 6     Exhibits and Reports on Form 8-K

 (a)  Exhibits

           Exhibit 11 - Computation of Earnings Per Share

 (b)  Reports on Form 8-K

       The Company filed a Report on Form 8-K on September 12, 1997 regarding the doubling of its authorized shares and the approval of a two-for-one stock split to be effected in the form of a 100% stock dividend.


                                  SIGNATURES
                      Fluke Corporation and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FLUKE CORPORATION
                                  Registrant

         December 4 1997                     /s/Elizabeth J. Huebner
              Date                              Elizabeth J. Huebner
                                                   Vice President,
                                               Chief Financial Officer