Form 10-Q
period 1998-01-23
FLUKE CORP
filed 1998-03-03
CIK 37743

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 23, 1998

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

Yes        X        No


As of February 20, 1998, there were 18,389,083 shares of $0.25 par value common stock outstanding.





















                           FLUKE CORPORATION

INDEX


PART I.    FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets as of January 23, 1998 and
             April 25, 1997

           Consolidated Statements of Income for the quarter and three quarters ended January 23, 1998 and January 24, 1997

           Consolidated Statements of Cash Flows for the three quarters ended January 23, 1998 and January 24, 1997

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

unaudited (in thousands except shares)
                                                    1/23/98          4/25/97
ASSETS
Current Assets
  Cash and cash equivalents                       $  37,504        $  40,916
  Accounts receivable, less allowances               81,258           80,689
  Inventories                                        55,706           54,522
  Deferred income taxes                              16,216           16,968
  Prepaid expenses and other current assets          23,030           16,185
     Total Current Assets                           213,714          209,280

Property, Plant and Equipment
  Land                                                4,557            5,236
  Buildings                                          46,243           47,414
  Machinery and equipment                           123,194          115,022
  Construction in progress                           12,043            5,634
  Less accumulated depreciation                    (117,772)        (113,660)
     Net Property, Plant and Equipment               68,265           59,646

Goodwill and Other Intangibles                        9,936           11,876
Other Assets                                         12,243           11,558

Total Assets                                      $ 304,158        $ 292,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $  16,876        $  16,504
  Accrued liabilities                                30,504           35,350
  Accrued liabilities related to restructuring        5,499           11,894
  Income taxes payable                                2,800            1,584
  Current maturities of long-term obligations
     and short term debt                                383            1,145
Total Current Liabilities                            56,062           66,477

Long-term Obligations                                   389              563
Deferred Income Taxes                                11,983           10,178
Other Liabilities                                    13,386           12,203

     Total Liabilities                               81,820           89,421

Stockholders' Equity
  Common stock                                        4,589            4,524
  Additional paid-in capital                         74,407           69,490
  Retained earnings                                 150,479          133,736
  Cumulative translation adjustment                  (7,137)          (4,811)
     Total Stockholders' Equity                     222,338          202,939

Total Liabilities and Stockholders' Equity        $ 304,158        $ 292,360


Total Shares Outstanding                         18,355,974       18,092,960



                      CONSOLIDATED STATEMENTS OF INCOME
                      Fluke Corporation and Subsidiaries

unaudited (in thousands except shares and per share amounts)
                                     QUARTER ENDED       THREE QUARTERS ENDED
                                  1/23/98     1/24/97     1/23/98     1/24/97
Revenues                        $ 110,181   $ 108,450   $ 325,945   $ 315,077
Cost of Goods Sold                 52,817      49,823     152,757     145,601
Gross Margin                       57,364      58,627     173,188     169,476

Operating Expenses
  Marketing and administrative     35,679      37,390     108,983     110,043
  Research and development         10,148      10,076      31,282      30,631
     Total Operating Expenses      45,827      47,466     140,265     140,674

Operating Income                   11,537      11,161      32,923      28,802

Non-Operating Expenses (Income)
  Interest Expense                     27          54          77         238
  Other                              (245)       (491)       (872)     (1,535)
     Total Non-Operating
       Expenses (Income)             (218)       (437)       (795)     (1,297)

Income Before Income Taxes         11,755      11,598      33,718      30,099
Provision for Income Taxes          4,233       4,176      12,139      10,714
Net Income                      $   7,522   $   7,422    $ 21,579   $  19,385


Earnings Per Share
  Basic                         $    0.41   $    0.43    $   1.18   $    1.12
  Diluted                       $    0.40   $    0.41    $   1.14   $    1.09

Cash Dividends Declared
  Per Share                     $  0.0875   $  0.0800    $ 0.2625   $  0.2400

Average Shares Outstanding     18,338,574  17,417,314  18,259,694  17,380,490

Average Shares and Share
  Equivalents Outstanding      18,879,983  17,892,880  18,861,645  17,755,598























                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Fluke Corporation and Subsidiaries

unaudited (in thousands)
                                                     THREE QUARTERS ENDED
                                                    1/23/98          1/24/97
Operating Activities
Net Income                                         $ 21,579         $ 19,385
Items not affecting cash:
  Depreciation and amortization                      11,687           10,964
  Deferred income tax                                 2,380             (739)
  Other                                                 841               98
Net change in:
  Accounts receivable                                (1,681)          (7,997)
  Inventories                                        (2,089)           2,329
  Prepaid expenses                                   (7,000)           1,215
  Accounts payable                                      683           (1,368)
  Accrued liabilities                                (3,412)          (2,906)
  Accrued liabilities related to restructuring       (6,395)             ---
  Income taxes payable                                2,003            1,213
  Other assets and liabilities                          ---              (86)
Net Cash Provided by Operating Activities            18,596           22,108

Investing Activities
  Additions to property, plant and equipment        (21,734)         (10,721)
  Proceeds from disposal of property, plant
     and equipment                                    2,239              191
Net Cash Used By Investing Activities               (19,495)         (10,530)

Financing Activities
  Proceeds from short-term obligations                  746              ---
  Payments on short-term obligations                 (1,531)             ---
  Proceeds from long-term obligations                    23              660
  Payments on long-term obligations                    (174)          (4,155)
  Cash dividends paid                                (4,649)          (4,578)
  Proceeds from issuance of common stock              3,432            1,256
Net Cash Used By Financing Activities                (2,153)          (6,817)

Effect of Foreign Currency Exchange Rates
  on Cash and Cash Equivalents                         (360)            (315)

Net Increase (Decrease) In Cash and Cash
  Equivalents                                        (3,412)           4,446

Cash and Cash Equivalents at Beginning of Period     40,916           36,631
Cash and Cash Equivalents at End of Period         $ 37,504         $ 41,077

Supplemental Cash Flow Information
  Income Taxes Paid                                $  7,905         $  7,601
  Interest Paid                                    $     78         $    245










                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited Consolidated Financial Statements do not purport to be full presentations and do not include all information and disclosures required for fair presentation by generally accepted accounting principles, but rather include only that information required by the instructions to Form 10-Q. However, in the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Consolidated Balance Sheets of the Company at January 23, 1998 and April 25, 1997 and the Consolidated Statements of Income for the quarter and three quarters ended January 23, 1998 and January 24, 1997 and the Statements of Cash Flows for three quarters ended January 23, 1998 and January 24, 1997.



2. The results of operations for the quarter and three quarters ended January 23, 1998, and January 24, 1997, are not necessarily indicative of the results to be expected for the full year.



3. Restatement of Financial Results
On October 15, 1997, a two-for-one stock split was effected in the form of a 100 percent stock dividend. Prior period Common Stock and Retained Earnings accounts as well as shares and per share amounts in the accompanying financial statements have been restated to retroactively reflect the effect of this stock split.


































4. Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued
Statement No. 128, "Earnings per Share" which must be adopted in the Company's third quarter of fiscal 1998. This statement requires reporting both basic and diluted earnings per share. Basic earnings per share is computed using the weighted-average shares outstanding.
Diluted earning per share is computed by including the dilutive effect of stock options, the Company's only common share equivalents.

                                       QUARTER ENDED       THREE QUARTERS ENDED
                                  1/23/98      1/24/97      1/23/98     1/24/97
Total shares outstanding at
  beginning of the period      18,332,592   17,401,680   18,092,960  17,305,910

Weighted average shares
  issued under employee
  stock plans                       5,982       15,634      166,734      74,580

Weighted average
  shares outstanding           18,338,574   17,417,314   18,259,694  17,380,490

Weighted average effect
  of dilutive stock options       541,409      475,566      601,951     375,108

Weighted average shares
  and share equivalents
  outstanding                  18,879,983   17,892,880   18,861,645  17,755,598

Net Income   (in thousands)     $   7,522    $   7,422     $ 21,579    $ 19,385

Earnings Per Share
  Basic                         $    0.41    $    0.43     $   1.18    $   1.12
  Diluted                       $    0.40    $    0.41     $   1.14    $   1.09



5. The components of inventories are as follows:

(in thousands)
                                               1/23/98         4/25/97
Finished Goods                                 $17,532         $17,789
Work-in-Process                                 12,512          11,160
Purchased Parts and Materials                   25,662          25,573
Total Inventories                              $55,706         $54,522














Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                 Fluke Corporation and Subsidiaries


RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED JANUARY 23, 1998
    TO THE QUARTER ENDED JANUARY 24, 1997

Revenues of $110 million for the third quarter were 2 percent higher than the same quarter last year. The stronger US dollar, relative to most currencies, had a negative impact of 5 percent. Computer network installation and maintenance tools continue to be the Company's fastest growing products but did not meet the high growth rates experienced last year. Revenues from the US distribution channel were flat. Economic problems in South Korea and the ASEAN countries resulted in lower revenues from those regions when compared to the same quarter last year.

US revenues of $47 million were up 1 percent over the third quarter last year. Contributing to the low growth was the performance of the US distribution channel where revenues were flat compared to last year. The Company did not offer quarter-end incentives to its industrial distributors as it has in the past. The Company believes this caused some distributors to delay their normal stocking orders in anticipation of these incentives. Discontinuing this practice should improve the management and profitability of this sales channel in the future. The Company completed its certification of representatives that sell computer network installation and maintenance tools and expanded the number of these representatives for broader geographic coverage. Despite these actions, revenue growth for these products slowed compared to last year. Several large orders for these products expected during the third quarter were delayed. The Company anticipates these orders to be placed in the fourth quarter.

In Europe, local currency revenues increased by 11 percent. However, the stronger US dollar resulted in European revenue growth of only 1 percent compared to the same quarter last year. Revenues from the Intercon region, countries outside Europe and the United States, grew 5 percent to $21 million compared to the same quarter in 1997. Intercon revenues in local currencies grew 9 percent but currencies in Japan, Singapore and Canada also weakened compared to the US dollar. Revenues from Latin America and The People's Republic of China had good growth. The weaker currency in Japan, and economic uncertainties in Korea and the ASEAN countries, resulted in lower revenues in those three markets compared to the third quarter of 1997.

Operating income of $12 million increased 3 percent over the same quarter last year. Lower gross margins were offset by lower marketing and administrative expenses. The lower gross margins were due to product mix and the effect of the stronger US dollar when converting local currency revenues. The Company held local currency prices relatively flat as it balanced profitability with the goal to increase market share. The Company responded to the flat revenue growth by taking several actions to minimize expenses. For example, new hiring was temporarily put on hold and certain marketing programs were delayed. Marketing and administrative expenses also benefited approximately 5 percent from the effect of the strong US dollar when converting the local currency expenses of the Company's non-US sales subsidiaries.

Restructuring actions in Europe are proceeding on schedule. The three primary activities consist of centralizing finance and administration, centralizing product repairs, and re-aligning the sales force.
COMPARISON OF THE THREE QUARTERS ENDED JANUARY 23, 1998
    TO THE THREE QUARTERS ENDED JANUARY 24, 1997

The $326 million in revenues during the three quarters ended January 23, 1998, were 3 percent higher than the same period last year. Most of the growth in revenues comes from handheld tools, primarily those used to install and maintain computer networks, which increased 30 percent compared to the three quarters ended January 24, 1997.

Revenues from customers in the US grew 6 percent to $150 million compared to the same quarters last year. This represents 46 percent of total revenues. European revenues of $109 million for the three quarters ended January 23, 1998 represents a decrease of 4 percent from the comparable period last year. The strong US dollar had an 11 percent negative impact on the Company's European revenues. Local currency revenues in Europe actually increased 7 percent with the United Kingdom, Sweden and Belgium showing the most growth.

Revenues from the Intercon region grew 10 percent to over $67 million compared to the three quarters ended January 24, 1997. Revenues from The People's Republic of China increased 26 percent compared to the same period last year. Contributing to this growth was the new sales office located in Chengdu in the province of Sichuan, which opened in May 1997 and is the Company's third office in this important market. The Company also had excellent growth in South America and Canada. The weak South Korean economy and the political uncertainty in Hong Kong resulted in decreased revenues in those markets compared to the three quarters ended January 24, 1997.

The Company improved operating income to $33 million during the period, a 14 percent increase over the same three quarters in the prior year. Gross margin as a percent of revenue decreased slightly due to the negative effect of the strong US dollar on revenues. Marketing and administrative expenses declined and research and development expenses grew 2 percent. Savings from the closure of the Hamburg, Germany research and development office in May 1997, are being used to fund the development of more mission centric products. Marketing and administrative expenses benefited 5 percent when local currency expenses of the Company's non-US sales subsidiaries were converted to US dollars.

LIQUIDITY AND CAPITAL RESOURCES
On December 15, 1997, the Company's Board of Directors authorized management to purchase $30 million of its common stock on the open market. The repurchase program seeks to offset dilution associated with stock options issued under the Company's stock incentive programs. The purchases will be made from time to time on the open market, and will be funded from operating cash flow. The Board of Directors also declared a quarterly cash dividend of $0.0875 per share which was paid on February 13, 1998 to stockholders of record as of January 23, 1998.

Capital expenditures of $22 million in the three quarters ended January 23, 1998 was double the expenditures for the comparable period last year. Capital expenditures will continue to exceed historical averages through the end of the current fiscal year due to continued investment in the business information system and additional investments in manufacturing equipment. The Company expects to fund these expenditures and other working capital requirements through cash generated from normal operations.

The current ratio was 3.8 to 1 at January 23, 1998 compared to 3.1 to 1 at April 25, 1997. The improvement was primarily a result of paying down both current liabilities and the accrued liability related to restructuring which declined by over $6 million as the Company incurred planned costs to reorganize its European operations.

The Company has a program to hedge some of its foreign exchange exposure using forward exchange contracts. Under this program the contracts cannot be speculative and are limited to actual currency risk. The Company does not currently use any other form of derivatives in managing its financial risk.

YEAR 2000
The Company has an active program which is evaluating the impact of the Year 2000 on all of its activities - products, information technology, manufacturing, purchasing, and facilities. The Company is currently implementing a new enterprise-wide Oracle system which will address most of the business application software issues related to the Year 2000. This new system, when completed, will cost approximately $15 million in capitalized software, hardware and consulting services. Although the complete assessment of all Year 2000 exposures have not been completed, it is anticipated that the cost of the evaluation, compliance testing, and conversion, if necessary, will not be a materially significant expense to the Company.








PART II.  OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

 (a)  Exhibits

           Exhibit 11 - Computation of Earnings Per Share

 (b)  Reports on Form 8-K
           There were no reports on Form 8-K filed during the three months ended January 23, 1998.






                                  SIGNATURES
                      Fluke Corporation and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FLUKE CORPORATION
                                  Registrant

         March 3, 1998                        /s/Elizabeth J. Huebner
              Date                              Elizabeth J. Huebner
                                                   Vice President,
                                               Chief Financial Officer